Form 10-Q
period 2023-06-30
Bowen Acquisition Corp
filed 2023-08-25
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41741

Bowen Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

420 Lexington Ave, Suite 2446, New York, NY	10170
(Address of principal executive offices)	(Zip code)

(203) 998-5540

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	BOWNU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	BOWN	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	BOWNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 25, 2023, the registrant had 9,166,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

BALANCE SHEET

(UNAUDITED)

June 30, 2023
ASSETS

Cash	$2,520
Deferred offering costs	1,185,732
Prepaid expenses	961
Total Assets	$1,189,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$2,505
Due to related party	148,813
Total Current Liabilities	151,318

Total Liabilities	151,318

Commitments and contingencies

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,905,000 shares issued and outstanding at June 30, 2023 (1)	191
Additional paid-in capital	1,040,809
Accumulated deficit	(3,105)

Total Shareholders’ Equity	1,037,895
Total Liabilities and Shareholders’ Equity	$1,189,213

(1)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Note 5 and 7). On July 17, 2023, the underwriters fully exercised the over-allotment.

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Period from February 17, 2023 (Inception) Through June 30, 2023
Formation and operating costs	$-	$3,105

Net loss	$-	$(3,105)

Basic and diluted weighted average ordinary shares outstanding (1)	1,680,000	1,656,774
Basic and diluted net loss per common share	$-	$(0.002)

(1)	Excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Notes 5 and 7). On July 17, 2023, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance on February 17, 2023 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	1,725,000	173	24,827	-	25,000
Issuance of ordinary shares to Underwriter	180,000	18	1,015,982	-	1,016,000
Net loss	-	-	-	(3,105)	(3,105)

Balance as of March 31, 2023	1,905,000	191	1,040,809	(3,105)	1,037,895

Balance as of June 30, 2023	1,905,000	$191	$1,040,809	$(3,105)	$1,037,895

(1)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Note 5 and 7). On July 17, 2023, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Period from February 17, 2023 (Inception) Through June 30, 2023
Cash flows from operating activities:
Net loss	$(3,105)
Adjustment to reconcile net loss to net cash provided by operating activities
Formation and operating costs	3,105
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from issuance of founder shares	2,520
Net cash provided by financing activities	2,520

Net change in cash	2,520
Cash at beginning of period	-
Cash at the end of period	$2,520

Supplemental disclosure of noncash financing activities

Deferred offering costs paid by related party	$144,108
Prepaid expenses paid by related party	$1,600
Deferred offering costs adjusted from prepaid expenses	$639
Deferred offering costs included in accrued expenses	$2,505
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

UNAUDITED Notes to the financial statements

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organizational and General

Bowen Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on February 17, 2023. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 17, 2023 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on July 11, 2023. On July 14, 2023, the Company consummated the IPO of 6,000,000 of its units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value (“Ordinary Shares”), of the Company and one right (“Rights”), each Right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of 330,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,300,000. The Private Placement Units were purchased by Createcharm Holdings Ltd, one of the Company’s sponsors, and EarlyBirdCapital, Inc., the representative of the underwriters in the IPO. The Private Placement Units are identical to the Units included in the Units sold in the IPO. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or Ordinary Shares or Rights underlying the Private Placement Units (except to certain transferees) until after the completion of the Company’s initial business combination.

On July 17, 2023, the underwriters exercised their over-allotment option in full to purchase an additional 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. In connection with this sale, Createcharm Holdings Ltd and EarlyBirdCapital, Inc. also purchased an additional 31,500 Private Placement Units from the Company.

As of July 18, 2023, transaction costs amounted to $3,243,898 consisting of $1,725,000 of cash underwriting fees and $1,518,898 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

The Company will have until 15 months from the closing of the IPO (or up to 18 months, if the Company extends the time to complete a Business Combination as permitted in its Amended and Restated Memorandum and Articles of Association) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and shareholders have not otherwise amended the Amended and Restated Memorandum and Articles of Association to extend this period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay the Company’s taxes, if any (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Consideration

As of June 30, 2023, the Company had cash of $2,520 and a working capital deficit of $147,837. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $2,520 as of June 30, 2023.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of June 30, 2023, the Company had deferred offering costs of $1,185,732.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share (see Note 7). The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments. The over-allotment was subsequently fully exercised on July 17, 2023. See Note 1 and Note 8 for further details.

NOTE 4 — PRIVATE PLACEMENTS

The Sponsors and EBC have agreed to purchase an aggregate of 330,000 Private Placement Units (312,000 Private Placement Units to be purchased by the Sponsors and 18,000 Private Placement Units to be purchased by EBC or its designees), or 361,500 Private Placement Units if the underwriters’ over-allotment is exercised in full, at a price of $10.00 per Private Placement Unit ($3,300,000, or an aggregate of $3,615,000 if the underwriters’ over-allotment is exercised in full) from the Company in a private placement that will occur simultaneously with the closing of the Proposed Public Offering.

Simultaneously with the closing of the IPO on July 14, 2023, the Company consummated the private sale of 330,000 Private Placement Units. Each Private Placement Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

On July 17, 2023, the underwriters exercised the over-allotment option in full. See Note 1 and Note 8 for more details.

NOTE 5 — RELATED PARTIES

Founder Shares and EBC Founder Shares

On February 27, 2023, the Sponsors received 1,725,000 of the Company’s ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

On March 15, 2023, the Company issued to EBC 180,000 ordinary shares (“EBC founder shares”) for a purchase price of $0.014 per share and an aggregate purchase price of $2,520. The EBC founder shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares to be approximately $1,016,000 or $5.65 per share using the Black-Scholes option pricing model. The Company accounted for the difference between the par value and fair value of the shears as deferred offering cost.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after an initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On February 27, 2023, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the IPO. As of June 30, 2023, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. As of June 30, 2023, the amount due to the Sponsors was $148,813.

Initial Accounting Service Fee

The Company has engaged TenX Global Capital, a related party of the Company, to assist in the preparation of financial statements and other accounting consulting services.

During the period from February 17, 2023 (inception) through June 30, 2023, a service fee of $10,000 out of $20,000 of deferred offering costs have been incurred for these services. The remaining service fee of $10,000 have been incurred upon filing the Form 8-K disclosing the Initial Public Offering.

Administration Fee

Commencing on the effectiveness of the Registration Statement on July 11, 2023, an affiliate of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated on the effectiveness of the Registration Statement on July 11, 2023 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.25 per Unit, or $1,500,000 in the aggregate (or $1,725,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO.

On July 17, 2023, the underwriters exercised the over-allotment option in full to purchase 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $9,000,000. See Note 8 for further details.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

Accounting Service Agreement

The Company has engaged TenX Global Capital, a related party of the Company, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. As of June 30, 2023, there was no such amount accrued.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of June 30, 2023, there were 1,905,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than noted below.

On July 14, 2023, the Company consummated the IPO of 6,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated the private sale of 330,000 Private Placement Units. See Note 4 for more details.

On July 17, 2023, the underwriters exercised the over-allotment option in full. See Note 1 for more details.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Bowen Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering (“IPO”). Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended June 30, 2023, we have no income/(loss).

For the period from February 17, 2023 (inception) through June 30, 2023, we had a net loss of $3,105 derived from formation and operating costs.

Liquidity and Capital Resources

On July 14, 2023, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 330,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating total gross proceeds of $3,300,000.

On July 17, 2023, the underwriters exercised the over-allotment option in full to purchase 900,000 Units. As a result, on July 18, 2023, we sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. Simultaneously with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of 31,500 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $315,000. Transaction costs amounted to $3,243,898 consisting of $1,725,000 of cash underwriting fees and $1,518,898 of other offering costs.

Following the closing of the IPO and the sale of over-allotment units, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $700,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $200,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $120,000 for advisory and administrative services, $70,000 for NASDAQ continued listing fees and approximately $160,000 for general working capital that will be used for miscellaneous expenses, director and officer’s liability insurance, general corporate purposes, liquidation obligations and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Related Party Transactions

Founder Shares and EBC Founder Shares

On February 27, 2023, the Sponsors received 1,725,000 of the Company’s ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

On March 15, 2023, the Company issued to EBC 180,000 ordinary shares (“EBC founder shares”) for a purchase price of $0.014 per share and an aggregate purchase price of $2,520. The EBC founder shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares to be approximately $1,016,000 or $5.65 per share using the Black-Scholes option pricing model. The Company accounted for the difference between the par value and fair value of the shears as deferred offering cost.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after an initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On February 27, 2023, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the Proposed Public Offering. As of June 30, 2023, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 17, 2023 (inception) to June 30, 2023, the Sponsors paid $173,813 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of June 30, 2023, the amount due to the related party was $148,813.

Initial Accounting Service Fee

We have engaged TenX Global Capital, a related party of the Company, to assist in including the preparation of financial statements and other accounting consulting services. During the period from February 17, 2023 (inception) through June 30, 2023, a service fee of $10,000 out of $20,000 of deferred offering costs have been incurred for these services. The remaining service fee of $10,000 have been incurred upon filing the Form 8-K disclosing the Initial Public Offering.

Administration fee

Commencing on the effectiveness of Registration Statement on July 11, 2023, an affiliate of the Sponsors was allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated July 11, 2023 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.25 per Unit, or $1,500,000 in the aggregate (or $1,725,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO.

On July 17, 2023, the underwriters exercised the over-allotment option in full to purchase 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $9,000,000.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

Accounting Service Agreement

We have engaged TenX Global Capital, a related party of the Company, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. As of June 30, 2023, there was no such amount accrued.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the Initial Public Offering. As of June 30, 2023 we had deferred offering costs of $1,185,732.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2023, Bowen Holding LP acquired an aggregate of 1,725,000 ordinary shares for an aggregate purchase price of $25,000. Bowen Holding LP thereafter transferred an aggregate of 1,155,750 ordinary shares to Createcharm Holdings Ltd, our other sponsor. The Company also issued to EarlyBirdCapital, Inc. 180,000 ordinary shares for an aggregate purchase price of $2,520 on March 15, 2023. The issuance of the foregoing securities was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On July 14, 2023, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, $0.0001 par value, of the Company and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering and Revere Securities acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-272076). The Securities and Exchange Commission declared the registration statement effective on July 11, 2023.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 330,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,300,000. The Private Placement Units were purchased by Createcharm Holdings Ltd and EarlyBirdCapital, Inc. The Private Placement Units are identical to the Units sold in the Initial Public Offering. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to certain transferees) until after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 17, 2023, the underwriters exercised their over-allotment option in full to purchase an additional 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. In connection with this sale, Createcharm Holdings Ltd and EarlyBirdCapital, Inc. also purchased an additional 31,500 Private Placement Units from the Company, generating gross proceeds of $315,000. The issuance of the additional Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of July 18, 2023, an aggregate of $69,690,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.10 per unit sold in the offering, including the over-allotment option).

We paid a total of $1,725,000 in underwriting discounts and commissions related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWEN ACQUISITION CORP

Dated: August 25, 2023	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: August 25, 2023	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

