Form 10-Q
period 2023-09-30
Bowen Acquisition Corp
filed 2023-11-09
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41741

Bowen Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

420 Lexington Ave, Suite 2446, New York, NY	10170
(Address of principal executive offices)	(Zip code)

(203) 998-5540

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	BOWNU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	BOWN	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	BOWNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 9, 2023, the registrant had 9,166,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

BALANCE SHEET

(UNAUDITED)

September 30, 2023
ASSETS

Cash	$501,128
Prepaid expenses	120,720
Total Current Assets	621,848
Cash held in Trust Account	70,450,871
Total Assets	$71,072,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$90,278

Total Current Liabilities	90,278

Total Liabilities	90,278

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.21	70,450,871

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding at September 30, 2023 (excluding 6,900,000 shares subject to redemption)	227
Retained earnings	531,343

Total Shareholders’ Equity	531,570
Total Liabilities and Shareholders’ Equity	$71,072,719

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Period from February 17, 2023 (Inception) Through September 30, 2023
Formation and operating costs	$187,428	$190,533
Loss from operations	(187,428)	(190,533)

Other income:
Interest and dividend earned on marketable securities held in trust account	760,871	760,871
Total other income	760,871	760,871

Net income	$573,444	$570,338

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,885,870	2,506,944
Basic and diluted net income per share, redeemable ordinary shares	$0.46	$1.60
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,214,049	2,023,299
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.95)	$(1.70)

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance on February 17, 2023 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	1,725,000	173	24,827	-	25,000
Issuance of ordinary shares to Underwriter	180,000	18	1,015,982	-	1,016,000
Net loss	-	-	-	(3,105)	(3,105)

Balance as of March 31, 2023	1,905,000	191	1,040,809	(3,105)	1,037,895

Balance as of June 30, 2023	1,905,000	$191	$1,040,809	$(3,105)	$1,037,895

Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from over-allotment	900,000	90	8,999,910	-	9,000,000
Sale of Private Units	330,000	33	3,299,967	-	3,300,000
Over-allotment of Private Units	31,500	3	314,997	-	315,000
Underwriter’s commission on sale of Public Units	-	-	(1,500,000)	-	(1,500,000)
Underwriter’s commission on Over-allotment	-	-	(225,000)	-	(225,000)
Other offering costs	-	-	(1,518,898)	-	(1,518,898)
Initial measurement of Ordinary shares Subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(65,235,677)	-	(65,236,367)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,066,958	-	3,066,958
Deduction for increase of carrying value of redeemable shares	-	-	(7,520,591)	-	(7,520,591)
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(721,875)	(38,996)	(760,871)
Net income	-	-	-	573,444	573,444
Balance as of September 30, 2023	2,266,500	$227	$-	$531,343	$531,570

The accompanying notes are an integral part of the unaudited financial statements.

BOWEN ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Period from February 17, 2023 (Inception) Through September 30, 2023
Cash flows from operating activities:
Net income	$570,338
Adjustment to reconcile net loss to net cash used in operating activities
Income earned on investment held in Trust Account	(760,871)
Accrued offering costs and expenses	93,383
Prepaid expenses	(120,720)
Net cash used in operating activities	(217,870)

Cash flows from investing activities:
Investment held in Trust Account	(69,690,000)
Net cash provided by investing activities	(69,690,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares	2,520
Proceeds from sale of ordinary shares	69,000,000
Proceeds from Private Placement	3,615,000
Payments of underwriter’s discount	(1,725,000)
Payments to related party	(151,318)
Payment of offering costs	(332,204)
Net cash provided by financing activities	70,408,998

Net change in cash	501,128
Cash at beginning of period	-
Cash at the end of period	$501,128

Supplemental disclosure of noncash financing activities

Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Offering costs adjusted from prepaid expenses	$894
Offering costs charged to Additional Paid-in Capital	$1,518,898
Reclassification of ordinary shares subject to redemption	$65,236,367
Allocation of offering costs to ordinary shares subject to redemption	$3,066,958
Remeasurement adjustment on ordinary shares subject to possible redemption	$7,520,591
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	$760,871

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 17, 2023 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on July 11, 2023. On July 14, 2023, the Company consummated the IPO of 6,000,000 of its units (“Public Units”). Each Public Unit consists of one ordinary share, $0.0001 par value (“Ordinary Shares”), of the Company and one right (“Rights”), each Right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of the Company’s initial business combination. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of 330,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,300,000. The Private Placement Units were purchased by Createcharm Holdings Ltd, one of the Company’s sponsors, and EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the IPO. The Private Placement Units are identical to the Units included in the Public Units sold in the IPO. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or Ordinary Shares or Rights underlying the Private Placement Units (except to certain transferees) until after the completion of the Company’s initial Business Combination.

On July 17, 2023, the underwriters exercised their over-allotment option in full to purchase an additional 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. In connection with this sale, Createcharm Holdings Ltd and EBC also purchased an additional 31,500 Private Placement Units from the Company.

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

Going Concern Consideration

As of September 30, 2023, the Company had cash of $501,128 and a working capital of $531,570. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $501,128 as of September 30, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2023, the Trust Account had balance of $70,450,871. The interests earned from the Trust Account totaled $760,871 for the period from February 17, 2023 (inception) through September 30, 2023, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Offering Costs

Offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2023	For the Period from February 17, 2023 (Inception) Through September 30, 2023
Net income	$573,444	$570,338
Interest earned on investment held in Trust Account	(760,871)	(760,871)
Accretion of temporary equity into redemption value	(7,520,591)	(7,520,591)
Net loss including accretion of common stock to redemption value	(7,708,018)	(7,711,124)

	Three months ended September 30, 2023		For the Period from February 17, 2023 (Inception) Through September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	5,885,870	2,214,049	2,506,944	2,023,299
Ownership percentage	73%	27%	55%	45%
Numerators:
Allocation of net loss including accretion of temporary equity	(5,601,092)	(2,106,926)	(4,267,179)	(3,443,945)
Income earned on Trust Account	760,871	—	760,871	—
Accretion of temporary equity to redemption value	7,520,591	—	7,520,591	—
Allocation of net income/(loss)	2,680,370	(2,106,926)	4,014,283	(3,443,945)

Denominators:
Weighted-average shares outstanding	5,885,870	2,214,049	2,506,944	2,023,299
Basic and diluted net income/(loss) per share	0.46	(0.95)	1.60	(1.70)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,854,231)
Plus:
Accretion of carrying value to redemption value	6,726,955
Ordinary shares subject to possible redemption	$60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	760,871
Ordinary shares subject to possible redemption	$70,450,871

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On July 14, 2023, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share (see Note 7). The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments. The over-allotment was subsequently fully exercised on July 17, 2023. See Note 1 for further details.

NOTE 4 — PRIVATE PLACEMENTS

The Sponsors and EBC have agreed to purchase an aggregate of 330,000 Private Placement Units (312,000 Private Placement Units to be purchased by the Sponsors and 18,000 Private Placement Units to be purchased by EBC or its designees), or 361,500 Private Placement Units if the underwriters’ over-allotment is exercised in full, at a price of $10.00 per Private Placement Unit ($3,300,000, or an aggregate of $3,615,000 if the underwriters’ over-allotment is exercised in full) from the Company in a private placement that will occur simultaneously with the closing of the Initial Public Offering.

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

NOTE 5 — RELATED PARTIES

Founder Shares and EBC Founder Shares

On February 27, 2023, the Sponsors received 1,725,000 of the Company’s ordinary shares (“Founder Shares”) in exchange for $25,000 paid for offering costs borne by the Sponsors. Up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

On March 15, 2023, the Company issued to EBC 180,000 ordinary shares (“EBC founder shares”) for a purchase price of $0.014 per share and an aggregate purchase price of $2,520. The EBC founder shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares to be approximately $1,016,000 or $5.65 per share using the Black-Scholes option pricing model. The Company accounted for the difference between the par value and fair value of the shares as offering cost.

The fair value of the EBC founder shares was estimated at March 15, 2023. The Company used the following assumptions to estimate the fair value of EBC founder shares:

Time to expiration	1.84
Risk-free rate	4.0%
Volatility	5.0%
Dividend yield	0.0%

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after an initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. EBC has also agreed, subject to exceptions, that the EBC founder shares cannot be sold, transferred or assigned, until the consummation of an initial business combination.

Promissory Note — Related Party

On February 27, 2023, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the IPO. The Promissory Note expired on July 14, 2023. As of September 30, 2023, there were no amounts outstanding under the Promissory Note.

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

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. As of September 30, 2023, the Sponsors had paid $151,318 on behalf of the Company for expenses related to IPO, which was fully repaid upon closing of the IPO on July 14, 2023 out of the offering proceeds held in trust account.

Initial Accounting Service Fee

The Company has engaged TenX Global Capital, a related party of the Company, to assist in the preparation of financial statements and other accounting consulting services.

During the period from February 17, 2023 (inception) through September 30, 2023, a service fee of $20,000 of offering costs have been incurred for these services.

Accounting Service Agreement

The Company has engaged TenX Global Capital, a related party of the Company, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. As of September 30, 2023, a service fee of $5,250 has been accrued for the second quarter accounting service.

Administration Fee

Commencing on the effectiveness of the Registration Statement on July 11, 2023, an affiliate of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. An administration fee of $26,667 was recorded and paid for the three months ended September 30, 2023 and for the period from February 17, 2023 (inception) through September 30, 2023.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount of $2,415,000, equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of September 30, 2023, there were 2,266,500 ordinary shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

NOTE 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$70,450,871	$70,450,871	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2023 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $573,444, which consists of loss of $187,428 derived from formation and operating costs offset by income earned on Trust Account of $760,871.

For the period from February 17, 2023 (inception) through September 30, 2023, we had a net income of $570,338, which consists of loss of $190,533 derived from formation and operating costs offset by income earned on Trust Account of $760,871.

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

Related Party Transactions

Please refer to Financial Statement Note 5 - Related Parties.

Other Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the accretion adjustment. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accretion adjustment as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

We paid a total of $1,725,000 in underwriting discounts and commissions related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

BOWEN ACQUISITION CORP

Dated: November 9, 2023	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

