Form 10-Q
period 2024-03-31
Bowen Acquisition Corp
filed 2024-05-17
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, the registrant had 9,166,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Cash	$335,959	$426,913
Prepaid expenses	59,088	79,481
Other receivable (Note 6)	25,803	-
Total Current Assets	420,850	506,394
Investment held in Trust Account	72,342,850	71,419,358
Total Assets	$72,763,700	$71,925,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$145,446	$78,610
Accrued expenses - related party	10,000	25,250
Total Current Liabilities	155,446	103,860

Total Liabilities	155,446	103,860

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.48 and $10.35 per share as of March 31, 2024 and December 31, 2023, respectively	72,342,850	71,419,358

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 6,900,000 shares subject to redemption on March 31, 2024 and December 31, 2023, respectively)	227	227
Additional paid-in capital	-	-
Retained earnings	265,177	402,307

Total Shareholders’ Equity	265,404	402,534
Total Liabilities and Shareholders’ Equity	$72,763,700	$71,925,752

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2024	For the Period from February 17, 2023 (Inception) Through March 31, 2023
Formation and operating costs	$137,130	$3,105
Loss from operations	(137,130)	(3,105)

Other income:
Interest earned on investments held in trust account	923,492	-
Total other income	923,492	-

Net income (loss)	$786,362	$(3,105)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	6,900,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.12	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,266,500	1,817,727
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(923,492)	(923,492)
Net income	-	-	-	$786,362	786,362

Balance as of March 31, 2024	2,266,500	$227	$-	$265,177	$265,404

FOR THE PERIOD FROM FEBURARY 17, 2023 (INCEPTION) THROUGH MARCH 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 17, 2023 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Ordinary shares issued to underwriter	180,000	18	1,015,982	-	1,016,000
Net loss	-	-	-	(3,105)	(3,105)

Balance as of March 31, 2023	1,905,000	$191	$1,040,809	$(3,105)	$1,037,895

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Period from February 17, 2023 (Inception) Through March 31, 2023
Cash flows from operating activities:
Net income (loss)	$786,362	$(3,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(923,492)	-
Changes in current assets and liabilities:
Accrued offering costs and expenses	44,255	3,105
Accrued expenses - related party	(15,250)	-
Prepaid Expenses	17,171	-
Net cash used in operating activities	(90,954)	-

Cash flows from financing activities:
Proceeds from issuance of EBC founder shares	-	2,520
Net cash provided by financing activities	-	2,520

Net change in cash	(90,954)	2,520
Cash at beginning of period	426,913	-
Cash at the end of period	$335,959	$2,520

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$923,492	-
Offering costs paid by related party	$-	10,000
Offering costs included in accrued expenses	$-	30,374
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	25,000
Offering costs charged to APIC – EBC founder shares		1,013,480

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 17, 2023 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On July 17, 2023, the underwriters exercised their over-allotment option in full to purchase an additional 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. In connection with this sale, Createcharm Holdings Ltd. and EBC also purchased an additional 31,500 Private Placement Units from the Company.

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

On November 20, 2023, a wholly-owned subsidiary of the Company, Bowen Merger Sub (“Merger Sub”) was formed for the purpose of entering into a business combination agreement. See “Proposed Business Combination” below.

Proposed Business Combination

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

Going Concern Consideration

As of March 31, 2024, the Company had cash of $335,959 and a working capital of $239,601 (excluding $25,803 due from Shenzhen Qianzhi). The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Use of Estimates

The preparation of the consolidated financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $335,959 and $426,913 as of March 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2024 and December 31, 2023, the Trust Account had balance of $72,342,850 and $71,419,358, respectively. The interest and dividend income earned from the Trust Account totaled $923,492 and $0 for three months ended March 31, 2024 and for the period from February 17, 2023 (inception) through March 31, 2023, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

Offering Costs

Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31, 2024	For the Period from February 17, 2023 (Inception) Through March 31, 2023
Net income (loss)	$786,362	$(3,105)
Interest earned on investment held in Trust Account	(923,492)	-
Net loss including accretion of equity into redemption value	(137,130)	3,105

	Three months ended March 31, 2024		For the Period from February 17, 2023 (Inception) Through March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	6,900,000	2,266,500	-	1,817,727
Ownership percentage	75%	25%	-	100%
Numerators:
Allocation of net loss including accretion of temporary equity	$(103,223)	$(33,907)	$-	$(3,105)
Interest earned on Trust Account	923,492	-	-	-
Allocation of net income (loss)	$820,269	(33,907)	$-	$(3,105)

Denominators:
Weighted-average shares outstanding	6,900,000	2,266,500	-	1,817,727
Basic and diluted net income/(loss) per share	$0.12	$(0.01)	$-	$(0.00)

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

At March 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,652,850
Ordinary shares subject to possible redemption	$72,342,850

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

NOTE 4 — PRIVATE PLACEMENTS

The Sponsors and EBC had agreed to purchase an aggregate of 330,000 Private Placement Units (312,000 Private Placement Units to be purchased by the Sponsors and 18,000 Private Placement Units to be purchased by EBC or its designees), or 361,500 Private Placement Units if the underwriters’ over-allotment is exercised in full, at a price of $10.00 per Private Placement Unit ($3,300,000, or an aggregate of $3,615,000 if the underwriters’ over-allotment is exercised in full) from the Company in a private placement that will occur simultaneously with the closing of the Initial Public Offering.

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

The fair value of the EBC founder shares was estimated at March 15, 2023. The Company used the following assumptions to estimate the fair value of EBC founder shares using Level 3 fair value measurements inputs at the measurement date:

Time to expiration	1.84
Risk-free rate	4.0%
Volatility	5.0%
Dividend yield	0.0%
Probability of completion of business combination	60.0%

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

Promissory Note — Related Party

On February 27, 2023, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the IPO. The Promissory Note expired on July 14, 2023. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Promissory Note.

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

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. As of March 31, 2024, the Sponsors had paid $151,318 on behalf of the Company for expenses related to IPO, which was fully repaid upon closing of the IPO on July 14, 2023 out of the offering proceeds held in trust account.

As of March 31, 2024 and December 31, 2023, the total accrued expenses due to related parties was $10,000 and $25,250, respectively. See following paragraphs for details.

Initial Accounting Service Fee

The Company has engaged TenX Global Capital, a related party of the Company, to assist in the preparation of financial statements and other accounting consulting services.

For three months ended March 31, 2024 and during the period from February 17, 2023 (inception) through March 31, 2023, service fee of $0 and $10,000 of offering costs have been incurred for these services, respectively.

Accounting Service Agreement

The Company has engaged TenX Global Capital, a related party of the Company, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. For three months ended March 31, 2024, a service fee of $5,250 has been accrued and paid for the 2023 fourth quarter accounting service. During the period from February 17, 2023 (inception) through March 31, 2023, service fee of $0 have been incurred for these services.

Administration Fee

Commencing on the effectiveness of the Registration Statement on July 11, 2023, an affiliate of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. An administration fee of $30,000 was recorded for the three months ended March 31, 2024 with outstanding amount of $10,000. For the period from February 17, 2023 (inception) through March 31, 2023, the Company did not incur any fees for these services.

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

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. During the three months ended March 31, 2024, $206,803 of business combination related cost has been incurred which $181,000 was reimbursed by Qianzhi. This activity has been recorded net in accompanying financial statements. As of March 31, 2024, the receivable from Qianzhi and accrued to service providers was $25,803.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of March 31, 2024 and December 31, 2023, there were 2,266,500 ordinary shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Date	Trading Securities	Level	Fair Value
March 31, 2024	Marketable securities held in the trust account	1	$72,342,850

December 31, 2023	Marketable securities held in the trust account	1	$71,419,358

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net income of $786,362, which consists of loss of $137,130 derived from formation and operating costs offset by income earned on Trust Account of $923,492.

For the period from February 17, 2023 (inception) through March 31, 2023, we had a net loss of $3,105, which consists of loss of $3,105 derived from formation and operating costs.

Liquidity, Capital Resources and Going Concern

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

Prior to the completion of our initial business combination, we have available to us the approximately $700,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of March 31, 2024, we had cash of $335,959 and a working capital of $239,601 (excluding $25,803 due from Shenzhen Qianzhi). The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and all the significant accounting policies are described in the Note 2 of this reviewed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were [not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP]. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: May 17, 2024	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2024	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

