Form 10-Q
period 2024-09-30
Bowen Acquisition Corp
filed 2024-11-14
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 9,166,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Cash	$271,847	$426,913
Prepaid expenses	25,152	79,481
Total Current Assets	296,999	506,394
Investment held in Trust Account	74,237,487	71,419,358
Total Assets	$74,534,486	$71,925,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$143,425	$78,610
Accrued expenses - related party	65,695	25,250
Payable to target	75,000	-
Total Current Liabilities	284,120	103,860

Total Liabilities	284,120	103,860

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.76 and $10.35 per share as of September 30, 2024 and December 31, 2023, respectively	74,237,487	71,419,358

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 6,900,000 shares subject to redemption on September 30, 2024 and December 31, 2023, respectively)	227	227
Additional paid-in capital	-	-
Retained earnings	12,652	402,307

Total Shareholders’ Equity	12,879	402,534
Total Liabilities and Shareholders’ Equity	$74,534,486	$71,925,752

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30, 2024	For the Period from February 17, 2023 (Inception) Through September 30, 2023
	2024	2023
Formation and operating costs	$127,429	$187,428	$389,655	$190,533
Loss from operations	(127,429)	(187,428)	(389,655)	(190,533)

Other Income:
Interest earned on investments held in trust account	952,787	760,871	2,818,129	760,871
Total other income	952,787	760,871	2,818,129	760,871

Net income	$825,358	$573,444	$2,428,474	$570,338

Weighted average common stock outstanding, common stock subject to possible redemption	6,900,000	5,885,870	6,900,000	2,506,944
Basic and diluted net income per share, common stock subject to redemption	$0.12	$0.46	$0.37	$1.60
Weighted average common stock outstanding, common stock, non-redeemable	2,266,500	2,214,049	2,266,500	2,023,299
Basic and diluted net loss per share, common stock, non-redeemable	$(0.01)	$(0.95)	$(0.04)	$(1.70)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(923,492)	(923,492)
Net income	-	-	-	$786,362	786,362

Balance as of March 31, 2024	2,266,500	$227	$-	$265,177	$265,404

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(941,850)	(941,850)
Net income	-	-	-	$816,754	816,754

Balance as of June 30, 2024	2,266,500	$227	$-	$140,081	$140,308

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(952,787)	(952,787)
Net income	-	-	-	$825,358	825,358

Balance as of September 30, 2024	2,266,500	$227	$-	$12,652	$12,879

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND THE PERIOD FROM FEBURARY 17, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance on February 17, 2023 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	1,725,000	173	24,827	-	25,000
Issuance of ordinary shares to Underwriter	180,000	18	1,015,982	-	1,016,000
Net loss	-	-	-	(3,105)	(3,105)

Balance as of March 31, 2023	1,905,000	191	1,040,809	(3,105)	1,037,895

Balance as of June 30, 2023	1,905,000	$191	$1,040,809	$(3,105)	$1,037,895

Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from over-allotment	900,000	90	8,999,910	-	9,000,000
Sale of Private Units	330,000	33	3,299,967	-	3,300,000
Over-allotment of Private Units	31,500	3	314,997	-	315,000
Underwriter’s commission on sale of Public Units	-	-	(1,500,000)	-	(1,500,000)
Underwriter’s commission on Over-allotment	-	-	(225,000)	-	(225,000)
Other offering costs	-	-	(1,518,898)	-	(1,518,898)
Initial measurement of Ordinary shares Subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(65,235,677)	-	(65,236,367)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,066,958	-	3,066,958
Deduction for increase of carrying value of redeemable shares	-	-	(7,520,591)	-	(7,520,591)
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(721,875)	(38,996)	(760,871)
Net income	-	-	-	573,444	573,444

Balance as of September 30, 2023	2,266,500	$227	$-	$531,343	$531,570

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Period from February 17, 2023 (Inception) Through September 30, 2023
Cash flows from operating activities:
Net income	$2,428,474	$570,338
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,818,129)	(760,871)
Changes in current assets and liabilities:
Accrued offering costs and expenses	160,094	93,383
Accrued expenses - related party	40,445	-
Prepaid Expenses	34,050	(120,720)
Net cash used in operating activities	(155,066)	(217,870)

Cash flows from investing activities:
Investment held in Trust Account	-	(69,690,000)
Net cash used in investing activities	-	(69,690,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares	-	2,520
Proceeds from sale of ordinary shares	-	69,000,000
Proceeds from Private Placement	-	3,615,000
Payments of underwriter’s discount	-	(1,725,000)
Proceeds from Private Placement	-	(151,318)
Payment of offering costs	-	(332,204)
Net cash provided by financing activities	-	70,408,998

Net change in cash	(155,066)	501,128
Cash at beginning of period	426,913	-
Cash at the end of period	$271,847	$501,128

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$2,818,129	$760,871
Offering cost paid by target company	$75,000	$-
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Deferred offering costs adjusted from prepaid expenses	$-	$894
Deferred offering costs charged to APIC	$-	$1,518,898
Reclassification of ordinary shares subject to redemption	$-	$65,236,367
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,066,958
Remeasurement adjustment on ordinary shares subject to possible redemption	$-	$7,520,591

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

UNAUDITED Notes to the CONSOLIDATED financial statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2024, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through September 30, 2024 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and shareholders have not otherwise amended the Amended and Restated Memorandum and Articles of Association to extend this period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay the Company’s taxes, if any (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Effective as of October 7, 2024, the Company notified the trustee of the Trust Account that it was extending the time to consummate an initial Business Combination from October 14, 2024 to January 14, 2025. Effective as of October 14, 2024, Shenzhen Qianzhi (as defined below) and EarlyBirdCapital, two designees of the Sponsors, loaned the Company an aggregate of $690,000, which funds were deposited into the Trust Account for such extension. The loans are evidenced by promissory notes (the “Notes”) issued by the Company to the designees. The Notes bear no interest and are repayable in full upon consummation of a Business Combination. In connection with the loans, one of the Sponsors transferred 30,000 of its Founder Shares to EarlyBirdCapital.

On November 20, 2023, a wholly-owned subsidiary of the Company, Bowen Merger Sub (“Merger Sub”) was formed for the purpose of entering into a business combination agreement. See “Proposed Business Combination” below.

Proposed Business Combination

On January 18, 2024, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with (i) Bowen Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Merger Sub”), (ii) Shenzhen Qianzhi BioTechnology Co. Ltd., a company incorporated in the People’s Republic of China and a wholly owned subsidiary of NewCo (as defined below) (“Shenzhen Qianzhi”or “Qianzhi”), and (iii) Qianzhi Group Holding (Cayman) Limited, a newly formed Cayman Islands company (“NewCo,” and collectively with the Company, Merger Sub and Shenzhen Qianzhi, the “Parties”, each a “Party”).

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

Going Concern Consideration

As of September 30, 2024, the Company had cash of $271,847 and a working capital of $12,879. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $271,847 and $426,913 as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2024 and December 31, 2023, the Trust Account had balance of $74,237,487 and $71,419,358, respectively. The interest and dividend income earned from the Trust Account totaled $952,787 and $2,818,129 for three and nine months ended September 30, 2024, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended	For the Period from February 17, 2023 through
	2024	2023	September 30, 2024	September 30, 2023
Net income (loss)	$825,358	$573,444	$2,428,474	$570,338
Accretion of temporary equity into redemption value (interest earned)	(952,787)	(760,871)	(2,818,129)	(760,871)
Accretion of temporary equity into redemption value	-	(7,520,591)	-	(7,520,591)
Net loss including accretion of equity into redemption value	$(127,429)	$(7,708,018)	$(389,655)	$(7,711,124)

	For Three Months Ended September 30, 2024		For Nine Months Ended September 30, 2024		For Three Months Ended September 30, 2023		For the Period from February 17, 2023 through September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	6,900,000	2,266,500	6,900,000	2,266,500	5,885,870	2,214,049	2,506,944	2,023,299
Ownership percentage	75%	25%	75%	25%	73%	27%	55%	45%
Numerators:
Allocation of net loss including accretion of temporary equity	(95,921)	(31,508)	(293,309)	(96,346)	(5,601,092)	(2,106,926)	(4,267,179)	(3,443,945)
Interest earned on investment held in trust account	952,787	-	2,818,129	-	760,871	-	760,871	-
Accretion of temporary equity to redemption value	-	-	-	-	7,520,591	-	7,520,591	-
Allocation of net income/(loss)	856,866	(31,508)	2,524,820	(96,346)	2,680,370	(2,106,926)	4,014,283	(3,443,945)
Denominators:
Weighted-average shares outstanding	6,900,000	2,266,500	6,900,000	2,266,500	5,885,870	2,214,049	2,506,944	2,023,299
Basic and diluted net income/(loss) per share	$0.12	$(0.01)	$0.37	$(0.04)	$0.46	$(0.95)	$1.60	$(1.70)

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

At September 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,729,358
Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,818,129
Ordinary shares subject to possible redemption, September 30, 2024	$74,237,487

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

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of September 30, 2024, this balance is recorded as “Payable to target” on the consolidated balance sheet.

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

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. Before the IPO, the Sponsors had paid $151,318 on behalf of the Company for expenses related to IPO, which was fully repaid upon closing of the IPO on July 14, 2023 out of the offering proceeds held in trust account.

As of September 30, 2024, the total accrued expenses due to related parties was $65,695, which includes $60,000 payable for administration fee and $5,695 payable for accounting related service fee. As of December 31, 2023, the total accrued expenses due to related parties was $25,250, which include $20,000 payable for administration fee and $5,250 payable for accounting service fee. See following paragraphs for details.

Initial Accounting Service Fee

The Company has engaged TenX Global Capital, a related party of the Company, to assist in the preparation of financial statements and other accounting consulting services.

This initial accounting service fee was only related with the initial accounting preparation which was incurred in the period from February 17, 2023 (inception) to September 30, 2023 with total amount of $20,000. There was no such cost in the subsequent periods.

Accounting Service Agreement

The Company has engaged TenX Global Capital, a related party of the Company, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. For three months ended September 30, 2024 and 2023, service fees of $5,250 have been accrued for these services. For nine months ended September 30, 2024 and during the period from February 17, 2023 (inception) through September 30, 2023, service fee of $15,750 and $5,250 have been incurred for these services.

Administration Fee

Commencing on the effectiveness of the Registration Statement on July 11, 2023, an affiliate of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. Administration fee of $30,000 and $90,000 were incurred for the three and nine months ended September 30, 2024, respectively. For three months ended September 30, 2023 and the period from February 17, 2023 (inception) through September 30, 2023, an administration fee of $26,667 was recorded and paid.

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount of $2,415,000, equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination. EBC did not introduce the Company to Qianzhi.

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. During the three months ended September 30, 2024, $73,467 of business combination related cost has been incurred and reimbursed by Qianzhi. During the nine months ended September 30, 2024, $325,469 of business combination related cost has been incurred and reimbursed by Qianzhi. This activity has been recorded on the net basis and no impact to financial statements.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of September 30, 2024 and December 31, 2023, there were 2,266,500 ordinary shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Date	Trading Securities	Level	Fair Value
September 30, 2024	Marketable securities held in the trust account	1	$74,534,487

December 31, 2023	Marketable securities held in the trust account	1	$71,419,358

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the financial statements.

Effective as of October 7, 2024, the Company notified the trustee of the Trust Account that it was extending the time to consummate an initial Business Combination from October 14, 2024 to January 14, 2025. Effective as of October 14, 2024, Shenzhen Qianzhi and EarlyBirdCapital, two designees of the Sponsors, loaned the Company an aggregate of $690,000, which funds were deposited into the Trust Account for such extension. The loans are evidenced by promissory notes (the “Notes”) issued by the Company to the designees. The Notes bear no interest and are repayable in full upon consummation of a Business Combination. In connection with the loans, one of the Sponsors transferred 30,000 of its Founder Shares to EarlyBirdCapital.   The value of the shares transferred is reflected as debt discount and fully amortized as interest expense over the life of the loan in accordance with ASC 835.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net income of $825,358, which consists of loss of $127,429 derived from operating costs including legal and professional service expense offset by income earned on Trust Account of $952,787.

For the nine months ended September 30, 2024, we had a net income of $2,428,474, which consists of loss of $389,655 derived from operating costs including legal and professional service expense offset by income earned on Trust Account of $2,818,129.

For the three months ended September 30, 2023, we had a net income of $573,443, which consists of loss of $187,428 derived from formation and operating costs offset by income earned on Trust Account of $760,871.

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

As of September 30, 2024, we had cash of $271,847 and a working capital of $12,879. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: November 14, 2024	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

