Form 10-K
period 2024-12-31
Bowen Acquisition Corp
filed 2025-04-15
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $74.9 million based on its last reported sales price of $10.55 on Nasdaq.

As of April 15, 2025, 3,010,973 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s definitive proxy statement/prospectus dated December 18, 2024, as filed with the Securities and Exchange Commission on such date, pursuant to Rule 424(b)(3) (SEC File No. 333-282021) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

BOWEN ACQUISITION CORP

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Bowen Acquisition Corp (the “Company,” “we,” “us,” “our” or “Bowen”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Our sponsors are Createcharm Holdings Ltd and Bowen Holding LP (each a “Sponsor” and collectively the “Sponsors”), each of which is affiliated with members of our management team. On February 27, 2023, Bowen Holdings LP acquired an aggregate of 1,725,000 of our ordinary shares, par value $0.0001 per share (such ordinary shares generally, the “Ordinary Shares”, such 1,725,000 Ordinary Shares, the “Founder Shares”), for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 Founder Shares to Createcharm Holdings Ltd.

On March 15, 2023, the Company issued to EarlyBirdCapital, Inc. (“EBC” or “EarlyBirdCapital”), the representative of the underwriters in our initial public offering (“IPO” or “Initial Public Offering”) 180,000 Ordinary Shares (the “EBC Founder Shares”) for an aggregate purchase price of $2,520. On July 14, 2023, the Company consummated the IPO of 6,000,000 units (generally the “Units” and such Units as sold in the IPO, the “Public Units”). Each Unit consists of one Ordinary Share (Ordinary Shares included in the Public Units, the “Public Shares”), and one right (generally, the “Rights”, such Rights as included in the Public Units, the “Public Rights”), each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of a Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

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

On July 17, 2023, the underwriters exercised their over-allotment option in full to purchase an additional 900,000 Units. As a result, on July 18, 2023, the Company sold an additional 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. In connection with the underwriters’ exercise of their over-allotment option, Createcharm Holdings Ltd and EarlyBirdCapital also purchased an aggregate of an additional 31,500 Private Placement Units from the Company, generating gross proceeds of $315,000.

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

The Business Combination Agreement contemplates that, at the closing of the Business Combination (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (Revised) of the Cayman Islands, as amended (the “Cayman Companies Act”), Merger Sub will merge with and into NewCo (the “Merger”), with NewCo being the surviving company of the Merger (“Surviving Company”) and becoming a wholly owned subsidiary of Bowen. In the Merger, the holders (the “NewCo Shareholders”) of the ordinary shares of NewCo (“NewCo Ordinary Shares”) will receive Ordinary Shares of the Company. The Merger and the other transactions contemplated by the Business Combination Agreement are referred to herein collectively as the “Transactions.” Consistent with the Business Combination Agreement and in preparation for the Transactions, Qianzhi and NewCo completed a restructuring (the “Restructuring”) in which Qianzhi became a wholly owned subsidiary of NewCo by the issuance of NewCo Ordinary Shares to the former holders of ordinary shares of Qianzhi in exchange for such ordinary shares of Qianzhi.

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), all NewCo Ordinary Shares issued and outstanding immediately prior to the Effective Time other than (i) NewCo Ordinary Shares held by the parties to the Business Combination Agreement or their respective wholly-owned subsidiaries and (ii) those NewCo Ordinary Shares owned by the holders of NewCo Ordinary Shares who have validly exercised and not effectively withdrawn or lost their rights to dissent from the Merger pursuant to the Cayman Companies Act, will be automatically converted into the right to receive an aggregate of (a) 7,246,377 Ordinary Shares of the Company, a portion of which shall be deposited into escrow to provide for indemnification in accordance with the Business Combination Agreement (the “Merger Shares”), and (b) the right to receive earnout consideration of up to an aggregate of 1,400,000 Ordinary Shares of the Company (the “Earnout Shares”), if and to the extent certain net income milestones are achieved by the combined company and its subsidiaries during the fiscal years ended March 31, 2025 and 2026 or if there occurs any transaction resulting in a change of control during the period of time that the Earnout Shares are earnable.

For additional information regarding Qianzhi and NewCo, the Business Combination Agreement and the Transactions, see the Company’s definitive proxy statement/prospectus, as filed with the Securities and Exchange Commission on December 18, 2024 (the “Definitive Proxy Statement/Prospectus”).

On October 14, 2024, Qianzhi and EarlyBirdCapital loaned the Company an aggregate of $690,000 (or $0.10 per Public Share), which funds were deposited into the Trust Account. The funds were deposited into the Trust Account pursuant to the Articles and the trust agreement governing the Trust Account in order to extend the time that the Company has to consummate an initial business combination from October 14, 2024 to April 14, 2025. The loans are evidenced by promissory notes issued by the Company to the lenders. The notes bear no interest and are repayable in full upon consummation of a Business Combination.

On January 10, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to April 14, 2025. In connection with the meeting, an aggregate of 6,052,095 Public Shares were redeemed at a price of approximately $10.99 per share.

On April 14, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.03 per share.

The Company is now in the process of seeking to satisfy the remaining conditions to the Closing and to consummate the Transactions. If the Company consummates the Transactions, the business of the Company will be that of Qianzhi. For further details regarding Qianzhi and its business, see the section titled “Information about NewCo and Qianzhi” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein. If the Company is unable to consummate the Transactions for whatever reason, it will either dissolve and liquidate in accordance with the terms of its amended and restated memorandum and articles of association or seek additional time to consummate an alternative Business Combination and attempt to locate and consummate such an alternative transaction. For further details regarding the Company and its business, see the section titled “Information about Bowen” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

If we are unable to consummate the Transactions and seek an alternative transaction, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as our Sponsors, and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsors and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

ITEM 1A. RISK FACTORS

The Business Combination and each of Qianzhi and Bowen are subject to numerous risks and uncertainties. Accordingly, an investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the Definitive Proxy Statement/Prospectus before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Qianzhi’s Business and Industry

●	If Qianzhi’s products fail to meet the demands of its customers or to reflect the latest developments in the personal hygiene and disinfection products market, it may be unable to retain existing customers or attract new customers, and its business, financial condition and results of operations may be materially and adversely affected.

●	A significant portion of Qianzhi’s revenue is concentrated with a small number of customers and it could be seriously harmed if these customers significantly reduced the volume of business they conduct, or cease doing business, with Qianzhi.

●	Qianzhi may be unable to maintain its relationships with its customers and Qianzhi may fail to engage new customers.

●	Qianzhi may be compelled to undertake product recalls or other actions, which could adversely affect its brand image, financial condition, results of operations, and growth prospects.

●	Qianzhi’s revenues and financial results may be adversely affected by an economic slowdown on a global scale or in any jurisdictions in which it operates.

●	Heightened tensions in international relations may adversely impact Qianzhi’s business, financial condition, and results of operations.

●	Qianzhi faces intense competition in the personal hygiene and disinfection products industry from numerous competitors.

●	Qianzhi is subject to cost overruns and delays, regulatory requirements, and miscalculations in capacity needs with respect to its expansion projects and its manufacturing facilities, as well as disruptions to its manufacturing facilities and those of its contract manufacturers and other suppliers.

●	Qianzhi’s facilities and operations may require continuous and substantial investment and upgrading.

●	Qianzhi has a limited operating history and its ability to successfully commercialize products of high quality and appeal to customers at scale is unproven and still evolving.

●	Qianzhi may experience net losses and may not sustain profitability in the future.

●	Qianzhi relies on third-party suppliers and distributors for many of the materials utilized in its products and they may not continue to produce products or provide services that are consistent with its standards or applicable regulatory requirements, which could harm Qianzhi’s brand, cause consumer dissatisfaction, and require it to find alternative suppliers of its products.

●	Qianzhi’s success depends on the continuing efforts of its senior management team and other key employees.

●	If Qianzhi fails to maintain an effective system of internal control over financial reporting, it may be unable to accurately report financial results or prevent fraud, and investor confidence in Qianzhi and the market price of its securities may be adversely affected.

●	Failure or security breach of Qianzhi’s information technology systems may disrupt its operations.

●	Certain regulatory actions call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the Public Company Accounting Oversight Board. These developments could add uncertainties to Qianzhi’s operations.

●	Forecasts and projections of Qianzhi’s operating and financial results relies in large part upon assumptions and analyses developed by its management. If these assumptions or analyses prove to be incorrect, Qianzhi’s actual operating results may be materially different from those forecasted or projected.

●	Qianzhi’s business plans require a significant amount of capital. In addition, Qianzhi’s future capital needs may require it to obtain additional equity or debt financing that may dilute shareholders or introduce covenants that may restrict its operations or its ability to pay dividends.

●	Qianzhi’s future growth is dependent on the demand for, and upon consumers’ willingness to adopt personal hygiene products and disinfectants, which is associated with consumers’ demand for personal hygiene products and disinfectants, and adoption of new personal hygiene products and disinfectants.

Risks Relating to Doing Business in the People’s Republic of China (“PRC”)

●	Failure to meet the PRC government’s complex regulatory requirements on and significant oversight over Qianzhi’s business operation could result in a material adverse change in its operations and the value of securities.

●	The approval of and filing with the China Securities Regulatory Commission (“CSRC”) or other PRC government authorities is required in connection with the business combination. However, Qianzhi cannot predict whether or when it will be able to obtain such approval or complete such filing, and even if it obtains such approval, it could be rescinded. Any failure to or delay in obtaining such approval or complying with such filing requirements in relation to offering, or a rescission of such approval, could subject Qianzhi to sanctions imposed by the CSRC or other PRC government authorities.

●	Additional regulations under the PRC Law Relating to Data Security and Confidentiality and Archives Management may subject Qianzhi to additional compliance requirements in the future.

●	PRC regulations of loans and direct investment by offshore holding companies to PRC entities may delay or prevent Qianzhi from using the proceeds of its offshore financing to make loans or additional capital contributions to its PRC subsidiary, which could materially and adversely affect Qianzhi’s liquidity and its ability to fund and expand its business.

●	Chinese regulatory authorities could disallow Qianzhi’s holding company structure, which may result in a material change in its operations and/or a material change in the value of the combined company’s securities, including that it could cause the value of such securities to significantly decline.

●	Qianzhi may be materially adversely affected if its shareholders and beneficial owners who are PRC entities fail to comply with the PRC overseas investment regulations.

●	Qianzhi relies on dividends and other distributions on equity paid by its PRC subsidiaries to fund any cash and financing requirements it may have, and any limitation on the ability of Qianzhi’s PRC subsidiaries to make payments to Qianzhi could have a material and adverse effect on its ability to conduct business.

Risks Relating to Intellectual Property, Information Technology and Legal Proceedings

●	Qianzhi may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt its business and operations.

●	As Qianzhi’s patents may expire and may not be extended, its patent applications may not be granted, and its patent rights may be contested, circumvented, invalidated, or limited in scope, its patent rights may not protect it effectively. In particular, Qianzhi may not be able to prevent others from developing or exploiting competing technologies, which could materially and adversely affect its business, financial condition, and results of operations.

●	If Qianzhi’s trademarks and trade names are not adequately protected, then it may not be able to build name recognition in its markets of interest and its business may be adversely affected.

●	Qianzhi depends on information technology to conduct its business. Any significant disruptions to information technology systems or facilities, or those of third parties with which Qianzhi does business, such as disruptions caused by cyber-attacks, could adversely impact its business.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against Qianzhi or its management based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Risks Relating to Being a Public Company Following the Business Combination

●	A market for the combined company’s shares may not develop, which would adversely affect the liquidity and price of the combined company’s shares.

●	The issuance of additional shares in connection with financings, acquisitions, investments, equity incentive plans or otherwise will dilute all other shareholders.

●	The combined company may be unable to maintain the listing of its securities on the Nasdaq Global Market in the future.

●

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because the Company is incorporated under the laws of the Cayman Islands, and will conduct its operations, and its directors and executive officers reside, outside of the United States.

Risks Related to Bowen Before the Business Combination

●	Bowen’s officers and directors have interests in the business combination that are different from those of Public Shareholders.

●	Bowen may become involved in litigation, including securities class action litigation relating to the proposed business combination that may materially adversely affect it.

For additional detail on these and other risks, see the section entitled “Risk Factors” in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

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

ITEM 2. PROPERTY

Our current executive offices are located at 420 Lexington Avenue, Suite 2446, New York, New York 10170, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we will pay a monthly fee of $10,000 to Bowen Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

If the Business Combination with Qianzhi is consummated, the Company will likely utilize the principal administrative office of Qianzhi which is located at 17 Floor, Tower B, Jingji 100, Luohu District, Shenzhen City, covering an area of approximately 700m2 with a lease term from May 2023 to September 2026. For additional information on Qianzhi’s facilities, see the section entitled “Information about NewCo and Qianzhi – Facilities” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

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

Holders

As of December 31, 2024, there were 3 holders of record of our units, 6 holders of record of our Ordinary Shares and 1 holder of record of our Rights.

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

On July 14, 2023, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share of the Company and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital acted as sole book-running manager of the Initial Public Offering and Revere Securities acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-272076). The Securities and Exchange Commission declared the registration statement effective on July 11, 2023.

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

As of July 18, 2023, an aggregate of $69,690,000 was deposited in the Trust Account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering.

We paid a total of $1,725,000 in underwriting discounts and commissions related to the Initial Public Offering.

On January 10, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial business combination to up to April 14, 2025. In connection with the meeting, an aggregate of 6,052,095 Public Shares were redeemed at a price of approximately $10.99 per share. On April 14, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial business combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.03 per share. As a result, approximately $8,211,537 remained in the Trust Account (without taking into account any Public Shares submitted for redemption in connection with the vote taken to approve the Business Combination with Qianzhi).

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

Overview

We are a blank check company incorporated on February 17, 2023 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, promissory loans with target or related parties, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2024 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had a net income of $2,963,852, which consists of a loss of $633,764 derived from operating costs, and interest expense of $87,267, offset by income earned on the Trust Account of $3,684,883.

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

As of December 31, 2024, we had cash and cash equivalent of $103,774. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

As of December 31, 2024, we had cash and cash equivalent of $103,774 and a working capital deficit of $799,056. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed as of the date of the financial statements, and that management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. Management does not believe that we have any critical accounting estimates; however, we have identified the following critical accounting policy:

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

If the Company consummates the Transactions, the officers and directors of the Company will be as follows:

Name	Age	Position
Executive Officers
Dajun Wang	59	Chief Executive Officer and Director
Liangwen Wang	37	Chief Financial Officer

Directors
Dajun Wang	59	Director
Wei Liang	46	Director
Wen He	57	Independent Director
Zhenning He	28	Independent Director
Jun Zhang	61	Independent Director

The biographies of the above-identified individuals and other information relating to the officers and directors of the combined company (including the committees of the board) are set forth in the section titled “Directors and Executive Officers of New Bowen after the Business Combination” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

If the Company is unable to consummate the Transactions for whatever reason, the Company’s officers and directors will not change. Our current directors and executive officers are as follows:

Name	Age	Position
Na Gai	38	Chairwoman of the Board of Directors
Jiangang Luo	56	Chief Executive Officer
Jing Lu	60	Chief Financial Officer
Lawrence Leighton	90	Independent Director
Wei Li	46	Independent Director
June Zhang	61	Independent Director

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

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

For information relating to executive compensation assuming we consummate the Transactions, see the section titled “Executive Officer and Director Compensation” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors. In connection with the Transactions, in January 2025, the Company’s shareholders approved an incentive equity plan. For information relating to grants that may be made after consummation of the Transactions, see the section titled “Proposal 7: The Incentive Plan Proposal” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Rights included in the units offered in the Initial Public Offering or the Private Placement Units as these Rights may not be convertible within 60 days of the date hereof. The following also does not take into account the redemption of public shares held by any holder not affiliated with our Sponsors, officers and directors that owned more than 5% of our outstanding ordinary shares.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Approximate percentage of outstanding ordinary shares
Createcharm Holdings Ltd (2) (7)	1,497,532	49.7%
Bowen Holding LP (3) (7)	569,250	18.9%
Na Gai(4)	*	*
Jiangang Luo(4)	*	*
Jing Lu (4)	*	*
Lawrence Leighton (4)	*	*
Wei Li(4)	*	*
Jun Zhang (4)	*	*
EarlyBirdCapital, Inc. (7)	199,718	6.6%
All officers and directors as a group (six individuals)(4)	0	0%
First Trust Merger Arbitrage Fund(5)	656,000	21.8%
AQR Capital Management, LLC(6)	483,000	16.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bowen Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.

(2)	Createcharm Holdings Ltd is the record holder of the Founder Shares reported herein. Na Gai is the sole director and shareholder of Createcharm Holdings Ltd. Accordingly, she may be deemed to be the beneficial owner of such shares. Ms. Gai disclaims beneficial ownership of the shares owned by Createcharm Holdings Ltd. except to the extent of her ultimate pecuniary interest therein.

(3)	Bowen Holding LP is the record holder of the Founder Shares reported herein. Bowen Management LLC is the managing member of Bowen Holding LP and Dahe Zhang is the manager of Bowen Management LLC. Accordingly, Dahe Zhang is deemed to be the beneficial owner of such shares. Mr. Zhang disclaims beneficial ownership of the shares owned by Bowen Holding LP except to the extent of his ultimate pecuniary interest therein.

(4)	Does not include any shares that may be indirectly owned by (i) Jiangang Luo, Jing Lu, Lawrence Leighton, Wei Li and Jun Zhang, as a result of each such person holding a partnership interest in Bowen Holding LP, and (ii) Na Gai as a result of her being the sole director and shareholder of Createcharm Holdings Ltd.

(5)	The address for First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212 (“VARBX”). Based on a Schedule 13G filed jointly by VARBX, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC on November 14, 2024.

(6)	The address for AQR Capital Management, LLC is One Greenwich Plaza, Greenwich, CT 06830, based on a Schedule 13G filed jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC on November 14, 2024.

(7)	On October 14, 2024, one of the Sponsors transferred 30,000 of its Founder Shares to EarlyBirdCapital in connection with the loans. The transfer is yet to be finalized as of the date of this Annual Report.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance. In connection with the Transactions, in January 2025, the Company’s shareholders approved an incentive equity plan. For information relating to such plan, see the section titled “Proposal 7: The Incentive Plan Proposal” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 27, 2023, Bowen Holdings LP acquired an aggregate of 1,725,000 Founder Shares for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 Founder Shares to Createcharm Holdings Ltd. On October 14, 2024, one of the Sponsors transferred 30,000 of its Founder Shares to EarlyBirdCapital in connection with the loans.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and interim review of the financial information included in our registration statement or Form 10-Q for the respective periods. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 totaled $257,906. The fees rendered for the initial audit, post-IPO balance sheet audit, and for the review of our registration statements and other regulatory documents filed with SEC for the period from February 17, 2023 (inception) through December 31, 2023 totaled $156,351.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and for the period from February 17, 2023 (inception) through December 31, 2023.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the year ended December 31, 2024 and the period from February 17, 2023 (inception) through December 31, 2023.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 18, 2024, by and among Bowen Acquisition Corp, Bowen Merger Sub, Shenzhen Qianzhi BioTech Company Limited and Qianzhi Group Holding (Cayman) Limited.**

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.***

4.2	Specimen Ordinary Share Certificate.***

4.3	Specimen Rights Certificate.***

4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.*****

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.***

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement.*

10.4	Private Placement Units Purchase Agreement between the Registrant and the Sponsors.***

10.5	Private Placement Units Purchase Agreement between the Registrant and EarlyBirdCapital, Inc..***

10.6	Form of Indemnification Agreement.*

10.7	Administrative Services Agreement.*

10.8	Form of Share Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.***

10.9	Form of Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc.***

10.10	Form of Voting Agreement.**

10.11	Subscription Agreement.***

14	Code of Ethics.****

19.1	Insider Trading Policy******

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy*****

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 11, 2023.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2024.
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 5, 2024
****	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-272076).
*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2024.
******	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2025.

BOWEN ACQUISITION CORP

By:	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Na Gai	Chairwoman	April 15, 2025
Na Gai

/s/ Jiangang Luo	Chief Executive Officer	April 15, 2025
Jiangang Luo	(Principal Executive Officer)

/s/ Jing Lu	Chief Financial Officer	April 15, 2025
Jing Lu	(Principal Financial and Accounting Officer)

/s/Lawrence Leighton	Director	April 15, 2025
Lawrence Leighton

/s/Wei Li	Director	April 15, 2025
Wei Li

/s/Jun Zhang	Director	April 15, 2025
Jun Zhang

BOWEN ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Bowen Acquisition Corp and its subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bowen Acquisition Corp and its wholly owned subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2024 and for the period from February 17, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from February 17, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York
April 15, 2025

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$103,774	$426,913
Other receivable	138,046	-
Prepaid expenses	12,239	79,481
Total Current Assets	254,059	506,394
Investment held in Trust Account	75,794,241	71,419,358
Total Assets	$76,048,300	$71,925,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$309,004	$78,610
Accrued expenses - related party	101,285	25,250
Promissory note - related party (net of unamortized debt discount of $122,174 and $0, respectively) (Note 5)	377,826	-
Promissory Note	190,000	-
Payable to target company	75,000	-
Total Current Liabilities	1,053,115	103,860

Total Liabilities	1,053,115	103,860

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.98 and $10.35 per share as of December 31, 2024 and 2023, respectively	75,794,241	71,419,358

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 6,900,000 shares subject to redemption on December 31, 2024 and 2023, respectively)	227	227
Additional paid-in capital	-	-
Retained earnings (Accumulated deficit)	(799,283)	402,307

Total Shareholders’ Equity (Deficit)	(799,056)	402,534
Total Liabilities and Shareholders’ Equity	$76,048,300	$71,925,752

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Period from February 17, 2023 (Inception) Through December 31, 2023
Formation and operating costs	$633,764	$244,568
Loss from operations	(633,764)	(244,568)

Other income:
Interest earned on investments held in trust account	3,684,883	1,729,358
Total other income	3,684,883	1,729,358

Other expense:
Interest expense	(87,267)	-
Total other expense	(87,267)	-

Net income	$2,963,852	$1,484,790

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	6,900,000	3,819,156
Basic and diluted net income per share, redeemable ordinary shares	$0.48	$1.12
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,266,500	2,095,943
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.15)	$(1.32)

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(209,442)	(3,475,442)	(3,684,884)
Subsequent measurement of Common stock subject to possible redemption (extension deposit)	-	-	-	(690,000)	(690,000)
Debt discount allocation to APIC	-	-	209,442	-	209,442
Net income	-	-	-	2,963,852	2,963,852

Balance as of December 31, 2024	2,266,500	$227	$-	$(799,283)	$(799,056)

FOR THE PERIOD FROM FEBURARY 17, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance on February 17, 2023 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsors	1,725,000	173	24,827	-	25,000
Issuance of ordinary shares to Underwriter	180,000	18	1,015,982	-	1,016,000
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from over-allotment	900,000	90	8,999,910	-	9,000,000
Sale of Private Units	330,000	33	3,299,967	-	3,300,000
Over-allotment of Private Units	31,500	3	314,997	-	315,000
Underwriter’s commission on sale of Public Units	-	-	(1,500,000)	-	(1,500,000)
Underwriter’s commission on Over-allotment	-	-	(225,000)	-	(225,000)
Other offering costs	-	-	(1,593,898)	-	(1,593,898)
Initial measurement of Ordinary shares Subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(65,235,677)	-	(65,236,367)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,137,867	-	3,137,867
Deduction for increase of carrying value of redeemable shares	-	-	(7,591,500)	-	(7,591,500)
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(646,875)	(1,082,483)	(1,729,358)
Net income	-	-	-	1,484,790	1,484,790
Balance as of December 31, 2023	2,266,500	$227	$-	$402,307	$402,534

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Period from February 17, 2023 (Inception) Through December 31, 2023
Cash flows from operating activities:
Net income	$2,963,852	$1,484,790
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,684,883)	(1,729,358)
Amortized interest expense from debt discount	87,267	-
Changes in current assets and liabilities:
Accrued offering costs and expenses	161,565	6,714
Accrued expenses - related party	75,780	25,250
Prepaid expenses	73,280	(79,481)
Net cash used in operating activities	(323,139)	(292,085)

Cash flows from investing activities:
Investments of cash into Trust Account	-	(69,690,000)
Extension deposit to Trust Account	(690,000)	-
Net cash used in investing activities	(690,000)	(69,690,000)

Cash flows from financing activities:
Proceeds from promissory note – related party	500,000	-
Proceeds from promissory note	190,000	-
Proceeds from issuance of founder shares	-	2,520
Proceeds from sale of ordinary shares	-	69,000,000
Proceeds from Private Placement	-	3,615,000
Payments of underwriter’s discount	-	(1,725,000)
Payments to related party	-	(151,318)
Payment of offering costs	-	(332,204)
Net cash provided by financing activities	690,000	70,408,998

Net change in cash	(323,139)	426,913
Cash at beginning of period	426,913	-
Cash at the end of period	$103,774	$426,913

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$3,684,883	$1,729,358
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	$690,000	$-
Offering costs paid by related party	$75,000	$-
Offering costs adjusted from prepaid expenses	$-	894
Debt discount in connection with promissory note	$209,442	$-
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Offering costs charged to APIC	$-	$1,593,898
Reclassification of ordinary shares subject to redemption	$-	$65,236,367
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,137,868
Remeasurement adjustment on ordinary shares subject to possible redemption	$-	$7,591,500

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

Notes to the CONSOLIDATED financial statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organizational and General

Bowen Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on February 17, 2023. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2024, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through December 31, 2024 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Effective as of October 7, 2024, the Company notified the trustee of the Trust Account that it was extending the time to consummate an initial Business Combination from October 14, 2024 to January 14, 2025. Effective as of October 14, 2024, Shenzhen Qianzhi (as defined below) and EBC, two designees of the Sponsors, loaned the Company an aggregate of $690,000, which funds were deposited into the Trust Account for such extension. The loans are evidenced by promissory notes (the “Notes”) issued by the Company to the designees. The Notes bear no interest and are repayable in full upon consummation of a Business Combination. In connection with the loans, one of the Sponsors transferred 30,000 of its Founder Shares to EBC.

The Company had called an extraordinary general meeting (the “Extension Meeting”) for January 10, 2025 to approve, by special resolution and pursuant to the terms of the Company’s amended and restated memorandum and articles of association, as amended (the “Articles”), an amendment to the Articles to allow the board of directors of the Company (the “Board”) to extend the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”), by up to three one-month increments, from January 14, 2025 to as late as April 14, 2025, unless the closing of a business combination shall have occurred prior thereto or such earlier date as shall be determined by the Board in its sole discretion. In connection with the meeting, an aggregate of 6,052,095 Public Shares were redeemed at a price of approximately $10.99 per share. Following the redemptions, the Company has 847,905 Public Shares, and approximately $9,319,446 remaining in Trust Account.

On January 14, 2025, the Company held another extraordinary general meeting to approve the business combination with Qianzhi (as defined below). At the meeting, all proposals were approved by shareholders. An aggregate of 137,936 Public Shares requested redemption in connection with such vote. However, as the business combination has not been consummated, none of such shares has been redeemed. As of the filing date, since the business combination has not been consummated, none of such shares have been redeemed.

On April 14, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.03 per share. Following the redemptions, the Company has 744,473 Public Shares, and approximately $8,211,537 remaining in Trust Account.

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

The Company’s Registration Statement on Form S-4 (“S-4”) was declared effective on December 18, 2024. As of the filing date, the business combination remained pending, awaiting required regulatory approvals.

Going Concern Consideration

As of December 31, 2024, the Company had cash and cash equivalent of $103,774 and a working capital deficit of $799,056. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statement does not include any adjustments that might result from the outcome of the uncertainty.

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

Use of Estimates

The preparation of the consolidated financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $103,774 and $426,913 as of December 31, 2024 and 2023, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2024 and 2023, the Trust Account had balance of $75,794,241 and $71,419,358, respectively. The interest and dividend income earned from the Trust Account totaled $3,684,883 and $1,729,358 for the year ended December 31, 2024 and for the period from February 17, 2023 (inception) through December 31, 2023, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

Offering Costs

Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

Interest Expenses

Interest expense in 2024 is primarily from the amortization of the debt discount in connection with the promissory note issued by the Company to related party. See Note 5 - Related Parties for more information.

Amortization of Debt Discount

The Company’s promissory note issued with related party is recorded net of debt discount which comprised issuance costs, and the discount initially recognized for the fair value of the shares transferred. The portion of the debt issuance costs allocated to the promissory note, is being amortized over the terms, which is upon consummation of the Business Combination. The amortization of debt issuance costs and discount is included in interest expense within the accompanying consolidated statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2024	For the Period from February 17, 2023 (Inception) Through December 31, 2023
Net income	$2,963,852	$1,484,790
Interest earned on investment held in Trust Account	(3,684,883)	(1,729,358)
Accretion of temporary equity into redemption value	(690,000)	(7,591,500)
Net loss including accretion of equity into redemption value	$(1,411,031)	$(7,836,068)

	For the Year ended December 31, 2024		For the Period from February 17, 2023 (Inception) Through December 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	6,900,000	2,266,500	3,819,156	2,095,943
Ownership percentage	75%	25%	65%	35%
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,062,141)	$(348,890)	$(5,059,453)	$(2,776,615)
Accretion of temporary equity into redemption value	690,000	-	7,591,500	-
Interest earned on Trust Account	3,684,883	-	1,729,358	-
Allocation of net income (loss)	$3,312,742	(348,890)	$4,261,405	$(2,776,615)

Denominators:
Weighted-average shares outstanding	6,900,000	2,266,500	3,819,156	2,095,943
Basic and diluted net income/(loss) per share	$0.48	$(0.15)	$1.12	$(1.32)

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

At December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,729,358
Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	690,000
Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance in ASU 2023-07 on January 1, 2024, and there is no significant impact on the disclosure of the consolidated financial statements. The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

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

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of December 31, 2024, this balance is recorded as “Payable to target” on the consolidated balance sheet.

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

On October 14, 2024, one of the Sponsors transferred 30,000 of its Founder Shares to EBC in connection with $500,000 loan for the extension. See below for more details.

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

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. In connection with the loan, one of the Sponsors transferred 30,000 of its Founder Shares to EBC. The value of the shares transferred is reflected as debt discount and fully amortized as interest expense over the life of the loan per ASC 835. As of December 31, 2024, $500,000 was outstanding.

The Company estimated the fair value of the Founder Shares to be approximately $209,442 or $6.98 per share using the Black-Scholes option pricing model. The fair value of the Founder Shares was estimated at October 14, 2024. The Company used the following assumptions to estimate the fair value of Founder Shares using Level 3 fair value measurements inputs at the measurement date:

Time to expiration	1.0
Risk-free rate	4.2%
Volatility	5.0%
Dividend yield	0.0%
Probability of completion of business combination	65.0%

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of December 31, 2024, the Company recorded an interest expense of $87,267.

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

As of December 31, 2024, the total accrued expenses due to related parties was $101,285, which includes $90,000 payable for administration fee and $11,285 payable for accounting related and other service fee. As of December 31, 2023, the total accrued expenses due to related parties was $25,250, which include $20,000 payable for administration fee and $5,250 payable for accounting service fee. See following paragraphs for details.

Accounting Service Agreement and Others

The Company has engaged TenX Global Capital, a related party of the Company, to assist in initial accounting preparation, preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. TenX Global Capital also provides other services following the consummation of the IPO.

Administration Fee

Commencing on the effectiveness of the Registration Statement on July 11, 2023, an affiliate of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month, until to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

The following table presents details about the expenses incurred and payable for the year ended December 31, 2024 and during the period from February 17, 2023 (inception) through December 31, 2023:

Nature	Operating Costs		Payable Balance as of December 31,
	For the year ended December 31, 2024	During the period from February 17, 2023 (inception) through December 31, 2023	2024	2023
Initial accounting service fee	$-	$20,000	$-	$-
Accounting service fee and others	21,785	10,500	11,285	5,250
Administration fee	120,000	56,667	90,000	20,000
Total	$141,785	$87,167	$101,285	$25,250

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount of $2,415,000, equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination. No such service has been provided by EBC.

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For the year ended December 31, 2024, $527,145 of business combination related cost has been incurred which $389,099 was reimbursed by Qianzhi. During the period from February 17, 2023 (inception) through December 31, 2023, $181,022 of business combination related cost has been incurred and reimbursed by Qianzhi. This activity has been recorded on the net basis and no impact to financial statements.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of December 31, 2024 and 2023, there were 2,266,500 ordinary shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Date	Nature	Level	Fair Value
December 31, 2024	Marketable securities held in the trust account	1	$75,794,241

December 31, 2024	Cash equivalents	1	$103,774

December 31, 2023	Marketable securities held in the trust account	1	$71,419,358

December 31, 2023	Cash equivalents	1	$-

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the financial statements.

On January 10, 2025, the Company held an extraordinary general meeting (the “Meeting”) by special resolution and pursuant to the terms of the Company’s amended and restated memorandum and articles of association, as amended (the “Articles”), an amendment to the Articles to allow the board of directors of the Company (the “Board”) to extend the date (the “Extension”) by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”), by up to three one-month increments, from January 14, 2025 to as late as April 14, 2025, unless the closing of a business combination shall have occurred prior thereto or such earlier date as shall be determined by the Board in its sole discretion. In connection with the meeting, an aggregate of 6,052,095 Public Shares were redeemed at a price of approximately $10.99 per share.

On January 13, 2025, the Company entered into Prepaid Forward Purchase Agreement (the “FPA”) by and among the Company, NewCo, and the funds, accounts and/other investment vehicles managed by Harraden Circle Investments, LLC signatory thereto (collectively, the “Purchaser”). In accordance with the FPA and subject to the terms and conditions set forth therein, the Purchaser shall purchase from holders of ordinary shares, par value $0.0001 per share, of the Company (“Company Ordinary Share”) that have elected to redeem their Company Ordinary Shares in connection with the contemplated business combination (“Business Combination”) between the Company, NewCo and Qianzhi, up to the lesser of (a) 550,000 Company Ordinary Shares and (b) such number of Company Ordinary Shares as shall, following the Business Combination between the Company, NewCo and Qianzhi, not to exceed 9.9% of the total number of Company Ordinary Shares to be outstanding (such shares to be purchased, the “Forward Purchase Shares”) from public shareholders for a price no greater than the redemption price (the “Redemption Price”) per share to be paid to redeeming public shareholders of the Company. The current Redemption Price payable to redeeming public shareholders is approximately $10.991 per share. Any Company Ordinary Shares purchased pursuant to the FPA will not be voted in favor of approving the Business Combination. Upon the Business Combination closing, 50,000 Purchased Shares shall be deemed to be “Commitment Shares” and the remaining Forward Purchased Shares shall be deemed to be “Prepaid Forward Purchase Shares”. No later than the earlier of (a) one business day after the Business Combination closing and (b) the date any assets from the Company’s trust account are disbursed in connection with the Business Combination, the Company and NewCo shall cause Purchaser to be paid directly, out of the funds held in the Company’s trust account, a cash amount (the “Prepayment Amount”) equal to the number of Forward Purchased Shares multiplied by the Redemption Price. Upon the subsequent sale of the Prepaid Forward Purchase Shares by the Purchaser, the Purchaser will remit the Reference Price (as defined below) per share to the Company. On the date that is twelve months after the closing of the Business Combination (the “Maturity Date”), any Prepaid Forward Purchase Shares not sold by the Purchaser will be returned by the Purchaser to the Company and any remaining amounts in respect of the Prepaid Forward Purchase Shares will be retained by Purchaser. Prior to the Maturity Date, the Purchaser may sell Commitment Shares at any price in Purchaser’s sole discretion. The Purchaser has agreed that until the Maturity Date, the Prepaid Forward Purchase Shares may not be sold for a price less than the Reference Price. The “Reference Price” will initially equal the Redemption Price and may, at the Company’s option, be reduced (but never increased) at any time to the lowest daily volume weighted average price of the Company Ordinary Shares for the preceding 10 trading days.

On January 14, 2025, the Company held an extraordinary general meeting (the “Business Combination Meeting”) to approve, among other matters, its proposed business combination (the “Business Combination”) with NewCo and Qianzhi. The Company’s shareholders voted on the proposals at the Business Combination Meeting, all of which were described in the Company’s Registration Statement on Form S-4 (“S-4”) which was filed with the Securities and Exchange Commission (“SEC”) and included a prospectus of the Company as well as the Company’s proxy statement (the “Proxy Statement/Prospectus”). All of the proposals were approved. An aggregate of 137,936 Public Shares requested redemption in connection with such vote. However, as the business combination has not been consummated, none of such shares has been redeemed.

On March 19, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the prior 30 consecutive business days (through March 18, 2025), the closing market value of listed securities (MVLS) of the Company’s ordinary shares, $0.00001 par value per share, had been below the minimum of $50 million required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “Rule”). The notice stated that the Company would be afforded 180 calendar days (until September 15, 2025) to regain compliance. In order to regain compliance, the closing MVLS of the Company’s securities must be at least $50 million for a minimum of ten consecutive business days. If the Company does not regain compliance within the 180-day period, the securities will be subject to delisting. On April 10, 2025, the Company received a notice from Nasdaq stating that it has regained compliance with the Rule, and this matter is now closed.

On April 14, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.03 per share.

