Form 10-Q
period 2025-03-31
Bowen Acquisition Corp
filed 2025-07-08
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of July 8, 2025, the registrant had 3,010,973 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,806	$103,774
Other receivable (Note 5)	207,044	138,046
Prepaid expenses	11,245	12,239
Total Current Assets	248,095	254,059
Investment held in Trust Account	9,372,109	75,794,241
Total Assets	$9,620,204	$76,048,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$401,970	$309,004
Accrued expenses - related party	136,613	101,285

Promissory note - related party (net of unamortized debt discount of $17,453 and $122,174, respectively) (Note 4)	482,547	377,826
Promissory Note	190,000	190,000
Payable to target company	75,000	75,000
FPA liability (Note 5)	1,562,339	—
Total Current Liabilities	2,848,469	1,053,115

Total Liabilities	2,848,469	1,053,115

Commitments and contingencies (Note 5)
Ordinary shares subject to possible redemption, 847,905 and 6,900,000 shares at redemption value of $11.05 and $10.98 per share as of March 31, 2025 and December 31, 2024, respectively	9,372,109	75,794,241

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 847,905 and 6,900,000 shares subject to redemption on March 31, 2025 and December 31, 2024, respectively)	227	227
Additional paid-in capital	238,679	—
Accumulated deficit	(2,839,280)	(799,283)

Total Shareholders’ Deficit	(2,600,374)	(799,056)
Total Liabilities and Shareholders’ Deficit	$9,620,204	$76,048,300

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Formation and operating costs	$134,736	$137,130
Loss from operations	(134,736)	(137,130)

Other income (expense):
Interest earned on investments held in trust account	97,321	923,492
Bank interest income	478	-
Interest expenses	(104,721)	-
Loss on issuance of FPA liability	(1,929,656)	-
Change in fair value of FPA liability	367,317	-
Financing expense	(336,000)
Total other income (expense), net	(1,905,261)	923,492

Net (loss) income	$(2,039,997)	$786,362

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,722,097	6,900,000
Basic and diluted net income (loss) per share, redeemable ordinary shares	$(0.48)	$0.12
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,266,500	2,266,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.54)	$(0.01)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficits	Deficit
Balance as of January 1, 2025	2,266,500	$227	$-	$(799,283)	$(799,056)

Financing expense allocated to APIC	-	-	336,000	-	336,000
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(97,321)	-	(97,321)
Net loss	-	-	-	(2,039,997)	(2,039,997)

Balance as of March 31, 2025	2,266,500	$227	$238,679	$(2,839,280)	$(2,600,374)

FOR THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(923,492)	(923,492)
Net income	-	-	-	$786,362	786,362

Balance as of March 31, 2024	2,266,500	$227	$-	$265,177	$265,404

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,039,997)	$786,362
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(97,321)	(923,492)
Amortized interest expense from debt discount	104,721	-
Loss on issuance of FPA liability	1,929,656	-
Change in fair value of FPA liability	(367,317)	-
Financing expense	336,000	-
Changes in current assets and liabilities:
Accrued offering costs and expenses	21,190	44,255
Accrued expenses - related party	31,995	(15,250)
Prepaid Expenses	7,105	17,171
Net cash used in operating activities	(73,968)	(90,954)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	66,519,453	-
Net cash provided by investing activities	66,519,453	-

Cash flows from financing activities:
Payment of public shareholders’ redemption	(66,519,453)	-
Net cash used in financing activities	(66,519,453)	-

Net change in cash	(73,968)	(90,954)
Cash at beginning of period	103,774	426,913
Cash at the end of period	$29,806	$335,959

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$97,321	923,492

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2025, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through March 31, 2025 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On January 14, 2025, the Company held another extraordinary general meeting to approve the business combination with Qianzhi (as defined below). At the meeting, all proposals were approved by shareholders. An aggregate of 137,936 Public Shares requested redemption in connection with such vote which will be redeemed on the business combination consummation date.

On April 14, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.07 per share. Following the redemptions, the Company has 744,473 Public Shares, and approximately $8,241,047 remaining in Trust Account.

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

On January 13, 2025, the Company entered into Prepaid Forward Purchase Agreement (the “FPA”) by and among the Company, NewCo, and the funds, accounts and/other investment vehicles managed by Harraden Circle Investments, LLC signatory thereto (collectively, the “Purchaser”). In accordance with the FPA and subject to the terms and conditions set forth therein, the Purchaser shall purchase from holders of Public Shares, par value $0.0001 per share, of the Company (“Company Ordinary Share”) that have elected to redeem their Company Ordinary Shares in connection with the contemplated business combination (“Business Combination”) between the Company, NewCo and Qianzhi, up to the lesser of (a) 550,000 Company Ordinary Shares and (b) such number of Company Ordinary Shares as shall, following the Business Combination between the Company, NewCo and Qianzhi, not to exceed 9.9% of the total number of Company Ordinary Shares to be outstanding (such shares to be purchased, the “Forward Purchase Shares”) from public shareholders for a price no greater than the redemption price (the “Redemption Price”) per share to be paid to redeeming public shareholders of the Company. Upon the Business Combination closing, 50,000 Purchased Shares shall be deemed to be “Commitment Shares” and the remaining Forward Purchased Shares shall be deemed to be “Prepaid Forward Purchase Shares”. No later than the earlier of (a) one business day after the Business Combination closing and (b) the date any assets from the Company’s trust account are disbursed in connection with the Business Combination, the Company and NewCo shall cause Purchaser to be paid directly, out of the funds held in the Company’s trust account, a cash amount (the “Prepayment Amount”) equal to the number of Forward Purchased Shares multiplied by the Redemption Price. Upon the subsequent sale of the Prepaid Forward Purchase Shares by the Purchaser, the Purchaser will remit the Reference Price (as defined below) per share to the Company. On the date that is twelve months after the closing of the Business Combination (the “Maturity Date”), any Prepaid Forward Purchase Shares not sold by the Purchaser will be returned by the Purchaser to the Company and any remaining amounts in respect of the Prepaid Forward Purchase Shares will be retained by Purchaser. Prior to the Maturity Date, the Purchaser may sell Commitment Shares at any price in Purchaser’s sole discretion. The Purchaser has agreed that until the Maturity Date, the Prepaid Forward Purchase Shares may not be sold for a price less than the Reference Price. The “Reference Price” will initially equal the Redemption Price and may, at the Company’s option, be reduced (but never increased) at any time to the lowest daily volume weighted average price of the Company Ordinary Shares for the preceding 10 trading days.

Going Concern Consideration

As of March 31, 2025, the Company had cash and cash equivalent of $29,806 and a working capital deficit of $2,600,374. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $29,806 and $103,774 as of March 31, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2025 and December 31, 2024, the Trust Account had balance of $9,372,109 and $75,794,241, respectively. The interest and dividend income earned from the Trust Account totaled $97,321 and $923,492 for three months ended March 31, 2025 and 2024, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

Offering Costs

Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

Interest Expenses

Interest expense in 2024 and 2025 are primarily from the amortization of the debt discount in connection with the promissory note issued by the Company to related party. See Note 4 - Related Parties for more information.

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

FPA Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The forward purchase option in the FPA of the Company meets the definition of an obligation to repurchase shares by transferring assets arrangement under ASC 480-10, therefore, the forward purchase option is required to be classified as a liability at fair value. Subsequently, changes in fair value are reported in earnings in statements of operations.

Financing Expenses

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The 50,000 Commitment Shares in the FPA is an equity consideration transferred to a non-employee for financing services and therefore falls within the scope of ASC 718-10. The fair value of the financing expenses shall be measured based on the observable market price.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended March 31,
	2025	2024
Net income (loss)	$(2,039,997)	$786,362
Interest earned on investment held in Trust Account	(97,321)	(923,492)
Net loss including accretion of equity into redemption value	$(2,137,318)	$(137,130)

	For Three Months Ended March 31,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	1,722,097	2,266,500	6,900,000	2,266,500
Ownership percentage	43%	57%	75%	25%
Numerators:
Allocating net (loss) income including accretion of temporary equity	(922,798)	(1,214,520)	(103,223)	(33,907)
Interest earned on Trust Account	97,321	-	923,492	-
Allocation of net income (loss)	$(825,477)	(1,214,520)	$820,269	$(33,907)

Denominators:
Weighted-average shares outstanding	1,722,097	2,266,500	6,900,000	2,266,500
Basic and diluted net income/(loss) per share	$(0.48)	$(0.54)	$0.12	$(0.01)

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

Fair Value of Financial Instruments

The forward purchase option in the FPA of the Company meets the definition of an obligation to repurchase shares by transferring assets arrangement under ASC 480 and therefore qualify as financial instruments under ASC 820 “Fair Value Measurement.” The Company’s FPA liability is considered to be Level 3 financial instruments measured at fair value on a recurring basis. See Note 7 for details. The fair value of the Company’s other assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

At March 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,729,358
Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	690,000
Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	97,321
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(66,519,453)
Ordinary shares subject to possible redemption, March 31, 2025	$9,372,109

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On July 14, 2023, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share (see Note 6). The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments. The over-allotment was subsequently fully exercised on July 17, 2023. See Note 1 for further details.

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of March 31, 2025 and December 31, 2024, this balance is recorded as “Payable to target” on the consolidated balance sheet.

NOTE 4 — RELATED PARTIES

Promissory Note – Related Party

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. As of March 31, 2025, $500,000 was outstanding.

In connection with the loan, one of the Sponsors transferred 30,000 of its Founder Shares to EBC. The value of the shares transferred is reflected as debt discount and fully amortized as interest expense over the life of the loan per ASC 835. See below for more details.

Founder Shares

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

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of the filing date, the Business Combination has not been consummated. Since the loan period change is immaterial and the Business Combination will be consummated this year, no adjustment to the amortization is considered necessary. For three months ended March 31, 2025 and for the year ended December 31, 2024, the Company has recorded an interest expense of $104,721 and $87,267, respectively. The note is presented net of an unamortized debt discount of $17,453, resulting in a carrying amount of $482,547 as of March 31, 2025.

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of March 31, 2025, the total accrued expenses due to related parties was $136,613, which includes $120,000 payable for administration fee and $16,613 payable for accounting related and other service fee.

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

The following table presents details about the expenses incurred for three months ended March 31, 2025 and 2024, respectively, and payable as of March 31, 2025 and December 31, 2024, respectively:

Nature	Operating Costs For the three months ended		Payable Balance as of
	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
Initial accounting service fee	$-	$-	$-	$-
Accounting service fee and others	5,328	5,441	16,613	11,285
Administration fee	30,000	30,000	120,000	90,000
Total	$35,328	$35,441	$136,613	$101,285

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount of $2,415,000, equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination. As of the filing date, no such service has been provided by EBC.

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For three months ended March 31, 2025 and for the year ended December 31, 2024, $324,511 and $527,145 of business combination related cost have been incurred which $255,513 and $389,099 were reimbursed by Qianzhi, respectively. This activity has been recorded net in accompanying financial statements.

Forward Purchase Agreement

On January 13, 2025, the Company entered into Prepaid Forward Purchase Agreement (the “FPA”) by and among the Company, NewCo, and the funds, accounts and/other investment vehicles managed by Harraden Circle Investments, LLC signatory thereto (collectively, the “Purchaser”). See Note 1 for details. The Company recorded $1,929,656 loss on issuance of FPA liability and FPA liability reported in the accompanying consolidated statements of operations and balance sheets, respectively, on the initial recognition of 500,000 Prepaid Forward Purchase Shares.

From January 13, 2025 through March 31, 2025, the Company recorded $367,317 changes in fair value of FPA liability reported in the accompanying consolidated statements of operations. As of March 31, 2025, the Company has $1,562,339 outstanding balance under FPA liability reported in the accompanying consolidated balance sheets.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of March 31, 2025 and December 31, 2024, there was 2,266,500 ordinary shares issued and outstanding (excluding 847,905 and 6,900,000 shares subject to possible redemption, respectively).

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

NOTE 7 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Nature	Level	March 31, 2025	December 31, 2024
Assets:
Marketable securities held in the trust account	1	$9,372,109	$75,794,241
Cash equivalents	1	$29,806	$103,774

Liabilities:
FPA liability	3	$1,562,339	$-

FPA Liability

The Company established the fair value of the FPA liability using Black Scholes Model that values based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the FPA liability:

	At initial issuance January 13, 2025	March 31, 2025
Stock price	$6.72	$7.85
Expected redemption price	$10.99	$11.05
Time to expiration	1.46	1.25
Risk-free rate	4.3%	4.0%
Volatility	35.0%	35.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of FPA liability for three months ended March 31, 2025:

January 1, 2025	$-
Initial recognition at January 14, 2025 of 500,000 shares	1,929,656
Change in fair value	(367,317)
Fair value of FPA liability as of March 31, 2025	$1,562,339

Commitment Shares

50,000 Commitment Shares is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The fair value of the financing expenses was measured based on the grant-date market price of $6.72 per share and classified as a Level 1 fair value measurement. The resulting fair value totaled $336,000.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the financial statements.

On May 28, 2025, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that the Company is not in compliance with Listing Rule 5250(c)(1) because the Company has failed to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Delinquent Report”). The Notice stated that no later than July 28, 2025, the Company is required to submit a plan to regain compliance with respect to the filing of the Delinquent Report. If NASDAQ accepts the Company’s plan, it has the discretion to grant the Company an extension of up to 180 calendar days from the due date of the Delinquent Report (or until November 17, 2025) to regain compliance. The Company is continuing to work diligently to complete the Delinquent Report. If the Company is unable to file the Delinquent Report by July 28, 2025, it intends to file a plan to regain compliance with NASDAQ. This notification has no immediate effect on the listing of the Company’s shares on NASDAQ. There can be no assurance, however, that the Company will be able to regain compliance with the listing requirements discussed above or otherwise satisfy the other NASDAQ listing criteria.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Bowen Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2025 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $2,039,997, which consists of a loss of $134,736 derived from operating costs, interest expense of $104,721, loss on issuance of FPA liability of $1,929,656, change in fair value of forward purchase agreement of $367,317, and financing expense of $336,000, offset by income earned on the Trust Account of $97,321 and bank interest income of $478.

For the three months ended March 31, 2024, we had a net income of $786,362, which consists of a loss of $137,130 derived from formation and operating costs offset by income earned on the Trust Account of $923,492.

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

As of March 31, 2025, we had cash and cash equivalent of $29,806. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of March 31, 2025, we had cash and cash equivalent of $29,806 and a working capital deficit of $2,600,374. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 4- Related Parties.

Other Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our balance sheet.

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination. As of the filing date, no such service has been provided by EBC.

Forward Purchase Agreement

On January 13, 2025, we entered into Prepaid Forward Purchase Agreement (the “FPA”) by and among the Company, NewCo, and the funds, accounts and/other investment vehicles managed by Harraden Circle Investments, LLC. See Financial Statement Note 1 for details. The Company recorded $1,929,656 loss on issuance of FPA liability and FPA liability reported in the accompanying consolidated statements of operations and balance sheets, respectively, on the initial recognition of 500,000 Prepaid Forward Purchase Shares.

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

Fair Value of Financial Instruments

The forward purchase option in the FPA of the Company meets the definition of an obligation to repurchase shares by transferring assets arrangement under ASC 480 and therefore qualify as financial instruments under ASC 820 “Fair Value Measurement.” The Company’s FPA liability is considered to be Level 3 financial instruments measured at fair value on a recurring basis. See Financial Statement Note 7 for details. The fair value of the Company’s other assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

On July 14, 2023, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, par value $0.0001 per share, of the Company and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering and Revere Securities acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-272076). The Securities and Exchange Commission declared the registration statement effective on July 11, 2023.

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

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: July 8, 2025	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: July 8, 2025	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer
(Principal Financial and Accounting Officer)

