Form 10-Q
period 2025-06-30
Bowen Acquisition Corp
filed 2025-08-15
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 15, 2025, the registrant had 2,994,371 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,556	$103,774
Other receivable (Note 5)	176,220	138,046
Prepaid expenses	5,352	12,239
Total Current Assets	199,128	254,059
Investment held in Trust Account	8,315,560	75,794,241
Total Assets	$8,514,688	$76,048,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$226,766	$309,004
Accrued expenses - related party	172,020	101,285

Promissory note - related party (net of unamortized debt discount of $0 and $122,174, respectively) (Note 4)	500,000	377,826
Promissory Note	190,000	190,000
Payable to target company	242,316	75,000
FPA liability (Note 5)	806,502	—
Total Current Liabilities	2,137,604	1,053,115

Total Liabilities	2,137,604	1,053,115

Commitments and contingencies (Note 5)
Ordinary shares subject to possible redemption, 744,473 and 6,900,000 shares at redemption value of $11.17 and $10.98 per share as of June 30, 2025 and December 31, 2024, respectively	8,315,560	75,794,241

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 744,473 and 6,900,000 shares subject to redemption on June 30, 2025 and December 31, 2024, respectively)	227	227
Additional paid-in capital	150,274	—
Accumulated deficit	(2,088,977)	(799,283)

Total Shareholders’ Deficit	(1,938,476)	(799,056)
Total Liabilities and Shareholders’ Deficit	$8,514,688	$76,048,300

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Formation and operating costs	$76,828	$125,096	$211,563	$262,226
Loss from operations	(76,828)	(125,096)	(211,563)	(262,226)

Other Income (expense):
Interest earned on investments held in trust account	88,405	941,850	185,727	1,865,342
Bank interest income	342	-	821	-
Interest expenses	(17,453)	-	(122,174)	-
Loss on issuance of FPA liability	-	-	(1,929,656)	-
Change in fair value of FPA liability	755,837	-	1,123,154	-
Financing expense	-	-	(336,000)	-
Total other income (expense), net	827,131	941,850	(1,078,128)	1,865,342

Net income (loss)	$750,303	$816,754	$(1,289,691)	$1,603,116

Weighted average common stock outstanding, common stock subject to possible redemption	759,249	6,900,000	1,238,013	6,900,000
Basic and diluted net income (loss) per share, common stock subject to redemption	$0.34	$0.12	$(0.27)	$0.24
Weighted average common stock outstanding, common stock, non-redeemable	2,266,500	2,266,500	2,266,500	2,266,500
Basic and diluted net income (loss) per share, common stock, non-redeemable	$0.22	$(0.01)	$(0.42)	$(0.03)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficits	Deficit
Balance as of January 1, 2025	2,266,500	$227	$-	$(799,283)	$(799,056)

Financing expense allocated to APIC	-	-	336,000	-	336,000
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(97,321)	-	(97,321)
Net loss	-	-	-	(2,039,997)	(2,039,997)

Balance as of March 31, 2025	2,266,500	$227	$238,679	$(2,839,280)	$(2,600,374)

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(88,405)	-	(88,405)
Net income	-	-	-	750,303	750,303

Balance as of June 30, 2025	2,266,500	$227	$150,274	$(2,088,977)	$(1,938,476)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(923,492)	(923,492)
Net income	-	-	-	$786,362	786,362

Balance as of March 31, 2024	2,266,500	$227	$-	$265,177	$265,404

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-		(941,850)	(941,850)
Net income	-	-	-	$816,754	816,754

Balance as of June 30, 2024	2,266,500	$227	$-	$140,081	$140,308

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,289,691)	$1,603,116
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(185,727)	(1,865,342)
Amortized interest expense from debt discount	122,174	-
Loss on issuance of FPA liability	1,929,656	-
Change in fair value of FPA liability	(1,123,154)	-
Financing expense	336,000	-
Changes in current assets and liabilities:
Accrued offering costs and expenses	44,126	69,143
Accrued expenses - related party	64,068	4,750
Prepaid Expenses	16,330	34,050
Net cash used in operating activities	(86,218)	(154,283)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	67,664,408	-
Net cash provided by investing activities	67,664,408	-

Cash flows from financing activities:
Payment of public shareholders’ redemption	(67,664,408)	-
Net cash used in financing activities	(67,664,408)	-

Net change in cash	(86,218)	(154,283)
Cash at beginning of period	103,774	426,913
Cash at the end of period	$17,556	$272,630

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$185,727	1,865,342

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2025, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through June 30, 2025 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On April 14, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.07 per share. Following the redemptions, the Company has 744,473 Public Shares, and $8,241,047 remaining in Trust Account. As of June 30, 2025, there was $8,315,560 remaining in Trust Account.

On July 11, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to December 14, 2025. In connection with the meeting, an aggregate of 16,602 Public Shares were redeemed at a price of approximately $11.21 per share. Following the redemptions, the Company has 727,871 Public Shares, and $8,157,064 remaining in Trust Account.

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

Going Concern Consideration

As of June 30, 2025, the Company had cash and cash equivalent of $17,556 and a working capital deficit of $1,938,476. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $17,556 and $103,774 as of June 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2025 and December 31, 2024, the Trust Account had balance of $8,315,560 and $75,794,241, respectively. The interest and dividend income earned from the Trust Account totalled $88,405 and $185,727 for three and six months ended June 30, 2025, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

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

Payable to Target Company

The balance of payable to target company represents expenses incurred and paid by Qianzhi on behalf of the Company. These expenses are unrelated to business combination transaction costs and primarily include Nasdaq fees, audit review fees, and other costs related to the Company’s operations. As of June 30, 2025 and December 31, 2024, the Company reported outstanding balances of $242,316 and $75,000, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$750,303	$816,754	$(1,289,691)	$1,603,116
Interest earned on investment held in Trust Account	(88,405)	(941,850)	(185,727)	(1,865,342)
Net income (loss) including accretion of equity into redemption value	$661,898	$(125,096)	$(1,475,418)	$(262,226)

	For Three Months Ended June 30, 2025		For Six Months Ended June 30, 2025		For Three Months Ended June 30, 2024		For Six Months Ended June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	759,249	2,266,500	1,238,013	2,266,500	6,900,000	2,266,500	6,900,000	2,266,500
Ownership percentage	25%	75%	35%	65%	75%	25%	75%	25%
Numerators:
Allocation of net income (loss) including accretion of temporary equity	166,090	495,808	(521,210)	(954,208)	(94,165)	(30,931)	(197,388)	(64,838)
Interest earned on investment held in trust account	88,405	-	185,727	-	941,850	-	1,865,342	-
Allocation of net income (loss)	254,495	495,808	(335,483)	(954,208)	847,685	(30,931)	1,667,954	(64,838)
Denominators:
Weighted-average shares outstanding	759,249	2,266,500	1,238,013	2,266,500	6,900,000	2,266,500	6,900,000	2,266,500
Basic and diluted net income (loss) per share	$0.34	$0.22	$(0.27)	$(0.42)	$0.12	$(0.01)	$0.24	$(0.03)

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

At June 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,729,358
Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	690,000
Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	97,321
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(66,519,453)
Ordinary shares subject to possible redemption, March 31, 2025	$9,372,109
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	88,405
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(1,144,954)
Ordinary shares subject to possible redemption, June 30, 2025	$8,315,560

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

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of June 30, 2025 and December 31, 2024, this balance is recorded as “Payable to target” on the consolidated balance sheet.

NOTE 4 — RELATED PARTIES

Promissory Note – Related Party

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. As of June 30, 2025, $500,000 was outstanding.

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

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of the filing date, the Business Combination has not been consummated. Since the loan period change is immaterial and the Business Combination will be consummated this year, no adjustment to the amortization is considered necessary. For three and six months ended June 30, 2025, the Company has recorded an interest expense of $17,453 and $122,174, respectively. The note is presented net of an unamortized debt discount of $0 and 122,174, resulting in a carrying amount of $500,000 and $377,826 as of June 30, 2025 and December 31, 2024, respectively.

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of June 30, 2025, the total accrued expenses due to related parties was $172,020, which includes $150,000 payable for administration fee and $22,020 payable for accounting related and other service fee.

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

The following table presents details about the expenses incurred for three and six months ended June 30, 2025 and 2024, respectively, and payable as of June 30, 2025 and December 31, 2024, respectively:

Nature	Operation costs for three months ended June 30		Operating costs for six months ended June 30,		Payable balance as of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Accounting service fee and others	$5,446	$5,441	$10,774	$10,882	$22,020	$11,285
Administration fee	30,000	30,000	60,000	60,000	150,000	90,000
Total	$35,446	$35,441	$70,774	$70,882	$172,020	$101,285

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

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For six months ended June 30, 2025 and for the year ended December 31, 2024, $422,386 and $527,145 of business combination related cost have been incurred which $384,212 and $389,099 were reimbursed by Qianzhi, respectively. This activity has been recorded net in accompanying financial statements.

The nature of the other receivable represents the balance due from Qianzhi, which is directly related with business combination transaction costs. As of June 30, 2025 and December 31, 2024, the Company has outstanding balance of $176,220 and $138,046, respectively, under “other receivables” reported in the accompanying consolidated balance sheets. These amounts were also accrued in the “accrued expenses” account in the consolidated balance sheets.

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

For three months ended June 30, 2025 and from January 13, 2025 through June 30, 2025, the Company recorded $755,837 and $1,123,154 changes in fair value of FPA liability reported in the accompanying consolidated statements of operations, respectively. As of June 30, 2025, the Company has $806,502 outstanding balance under FPA liability reported in the accompanying consolidated balance sheets.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of June 30, 2025 and December 31, 2024, there was 2,266,500 ordinary shares issued and outstanding (excluding 744,473 and 6,900,000 shares subject to possible redemption, respectively).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Nature	Level	June 30, 2025	December 31, 2024
Assets:
Marketable securities held in the trust account	1	$8,315,560	$75,794,241
Cash equivalents	1	$17,556	$103,774

Liabilities:
FPA liability	3	$806,502	$-

FPA Liability

The Company established the fair value of the FPA liability using Black Scholes Model that values based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the FPA liability:

	At initial issuance January 13, 2025	June 30, 2025
Stock price	$6.72	$10.51
Expected redemption price	$10.99	$11.17
Time to expiration	1.46	1.25
Risk-free rate	4.3%	3.9%
Volatility	35.0%	33.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of FPA liability for six months ended June 30, 2025:

January 1, 2025	$-
Initial recognition at January 14, 2025 of 500,000 shares	1,929,656
Change in fair value	(1,123,154)
Fair value of FPA liability as of June 30, 2025	$806,502

Commitment Shares

50,000 Commitment Shares is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The fair value of the financing expenses was measured based on the grant-date market price of $6.72 per share and classified as a Level 1 fair value measurement. The resulting fair value totaled $336,000.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent events that would have required adjustment or disclosure in the financial statements.

On July 10, 2025, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) stating that the Company failed to maintain a minimum of 1,100,000 publicly held shares as required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(B). The notice stated that no later than August 25, 2025, the Company is required to submit a plan to regain compliance with the above referenced rule. If NASDAQ accepts the Company’s plan, it has the discretion to grant the Company an extension of up to 180 calendar days from the date of the notice to regain compliance. There can be no assurance, however, that the Company will be able to regain compliance with the listing requirements discussed above or otherwise satisfy the other NASDAQ listing criteria.

On July 11, 2025, the Company held an extraordinary general meeting to approve, by special resolution and pursuant to the terms of the Company’s amended and restated memorandum and articles of association, as amended (the “Articles”), an amendment to the Articles to allow the board of directors of the Company (the “Board”) to extend the date by which the Company must consummate an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, by up to five one-month increments, from July 14, 2025 to as late as December 14, 2025, unless the closing of a business combination shall have occurred prior thereto or such earlier date as shall be determined by the Board in its sole discretion. In connection with the meeting, an aggregate of 16,602 Public Shares were redeemed at a price of approximately $11.21 per share.

On July 11, 2025, the “Company received a written notice from the Listing Qualifications Department of the NASDAQ indicating that the Company is not in compliance with Listing Rule 5450(a)(2) because the Company has failed to maintain a minimum of 400 total shareholders for continued listing. On July 15, 2025, the Company received a delisting determination letter (the “Delisting Determination Letter”) notifying the Company that its securities are now subject to delisting from the Nasdaq Global Market. The Delisting Determination Letter stated that the Company was not in compliance with (A) Nasdaq Listing Rules 5450(b)(2)(A), which requires companies listed on the Nasdaq Global Market to have Market Value of Listed Securities of at least $50,000,000 for a period of 30 consecutive trading days, (B) Nasdaq Listing Rules 5450(b)(2)(B), which requires that companies listed on the Nasdaq Global Market maintain a minimum 1,100,000 Publicly Held Shares, (C) Nasdaq Listing Rules 5450(b)(2)(C), which requires that companies listed on the Nasdaq Global Market to have Market Value of Publicly Held Shares to be at least $15,000,000 for a period of 30 consecutive trading days and (4) Nasdaq Listing Rules 5450(a)(2), which requires companies listed on the Nasdaq Global Market to have at least 400 total shareholders. As such, the Staff was applying more stringent criteria as permitted under Listing Rule 5101 to delist the Company’s securities from the Nasdaq Global Market. Additionally, on July 15, 2025, Nasdaq determined to halt trading in the Company’s securities. A determination whether to continue the trading halt will be made following the Company’s disclosure of the Delisting Determination Letter. The Delisting Determination Letter indicated that the Company may appeal the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Unless the Company requests an appeal of Nasdaq’s determination by 4:00 p.m. Eastern Time on July 22, 2025, trading of the Company’s securities will be suspended at the opening of business on July 24, 2025, and Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on the Nasdaq Stock Market. The Company intends to request a hearing before the panel to appeal the delisting determinations and to request a stay of the suspension of the Company’s securities from trading. There can be no assurance that the panel will grant the Company’s request for continued listing or a stay of the suspension of the Company’s securities.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2025 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net income of $750,303, which consists of a loss of $76,828 derived from operating costs, interest expense of $17,453, change in fair value of forward purchase agreement of $755,837, offset by income earned on the Trust Account of $88,405 and bank interest income of $342.

For the six months ended June 30, 2025, we had a net loss of $1,289,691, which consists of a loss of $211,563 derived from operating costs, interest expense of $122,174, loss on issuance of FPA liability of $1,929,656, gain from the change in fair value of forward purchase agreement of $1,123,154, and financing expense of $336,000, offset by income earned on the Trust Account of $185,727 and bank interest income of $821.

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

As of June 30, 2025, we had cash and cash equivalent of $17,556. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of June 30, 2025, we had cash and cash equivalent of $17,556 and a working capital deficit of $1,938,476. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed as of the date of the financial statements, and that management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. Management have identified the following critical accounting policy and estimates:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: August 15, 2025	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2025	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

