Form 10-Q
period 2025-09-30
Bowen Acquisition Corp
filed 2026-02-05
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of February 5, 2026, the registrant had 2,939,896 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,731	$103,774
Other receivable (Note 5)	167,975	138,046
Prepaid expenses	4,351	12,239
Total Current Assets	190,057	254,059
Investment held in Trust Account	8,215,231	75,794,241
Total Assets	$8,405,288	$76,048,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$294,706	$309,004
Accrued expenses - related party	207,556	101,285
Promissory note - related party (net of unamortized debt discount of $0 and $122,174, respectively) (Note 4)	500,000	377,826
Promissory Note	190,000	190,000
Payable to target company	242,315	75,000
FPA liability (Note 5)	1,173,651	-
Total Current Liabilities	2,608,228	1,053,115

Total Liabilities	2,608,228	1,053,115

Commitments and contingencies (Note 5)
Ordinary shares subject to possible redemption, 727,871 and 6,900,000 shares at redemption value of $11.29 and $10.98 per share as of September 30, 2025 and December 31, 2024, respectively	8,215,231	75,794,241

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 727,871 and 6,900,000 shares subject to redemption on September 30, 2025 and December 31, 2024, respectively)	227	227
Additional paid-in capital	64,549	-
Accumulated deficit	(2,482,947)	(799,283)

Total Shareholders’ Deficit	(2,418,171)	(799,056)
Total Liabilities and Shareholders’ Deficit	$8,405,288	$76,048,300

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Formation and operating costs	$112,722	$127,429	$324,288	$389,655
Loss from operations	(112,722)	(127,429)	(324,288)	(389,655)

Other Income (expense):
Interest earned on investments held in trust account	85,725	952,787	271,452	2,818,129
Bank interest income	175	-	996	-
Interest expenses	-	-	(122,174)	-
Loss on issuance of FPA liability	-	-	(1,929,656)	-
Gain (loss) from the change in fair value of FPA liability	(367,148)	-	756,006	-
Financing expense	-	-	(336,000)	-
Total other income (expense), net	(281,248)	952,787	(1,359,376)	2,818,129

Net income (loss)	$(393,970)	$825,358	$(1,683,664)	$2,428,474

Weighted average common stock outstanding, common stock subject to possible redemption	729,676	6,900,000	1,066,705	6,900,000
Basic and diluted net income (loss) per share, common stock subject to redemption	$(0.04)	$0.12	$(0.33)	$0.37
Weighted average common stock outstanding, common stock, non-redeemable	2,266,500	2,266,500	2,266,500	2,266,500
Basic and diluted net loss per share, common stock, non-redeemable	$(0.16)	$(0.01)	$(0.59)	$(0.04)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficits	Deficit
Balance as of January 1, 2025	2,266,500	$227	$-	$(799,283)	$(799,056)

Financing expense allocated to APIC	-	-	336,000	-	336,000
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(97,321)	-	(97,321)
Net loss	-	-	-	(2,039,997)	(2,039,997)

Balance as of March 31, 2025	2,266,500	$227	$238,679	$(2,839,280)	$(2,600,374)

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(88,405)	-	(88,405)
Net income	-	-	-	750,303	750,303

Balance as of June 30, 2025	2,266,500	$227	$150,274	$(2,088,977)	$(1,938,476)

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(85,725)	-	(85,725)
Net loss	-	-	-	(393,970)	(393,970)

Balance as of September 30, 2025	2,266,500	$227	$64,549	$(2,482,947)	$(2,418,171)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2024	2,266,500	$227	$-	$402,307	$402,534

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(923,492)	(923,492)
Net income	-	-	-	$786,362	786,362

Balance as of March 31, 2024	2,266,500	$227	$-	$265,177	$265,404

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-		(941,850)	(941,850)
Net income	-	-	-	$816,754	816,754

Balance as of June 30, 2024	2,266,500	$227	$-	$140,081	$140,308

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-		(952,787)	(952,787)
Net income	-	-	-	$825,358	825,358

Balance as of September 30, 2024	2,266,500	$227	$-	$12,652	$12,879

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,683,664)	$2,428,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(271,452)	(2,818,129)
Amortized interest expense from debt discount	122,174	-
Loss on issuance of FPA liability	1,929,656	-
Change in fair value of FPA liability	(756,006)	-
Financing expense	336,000	-
Changes in current assets and liabilities:
Accrued offering costs and expenses	120,313	160,094
Accrued expenses - related party	96,271	40,445
Prepaid Expenses	20,665	34,050
Net cash used in operating activities	(86,043)	(155,066)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	67,850,462	-
Net cash provided by investing activities	67,850,462	-

Cash flows from financing activities:
Payment of public shareholders’ redemption	(67,850,462)	-
Net cash used in financing activities	(67,850,462)	-

Net change in cash and cash equivalents	(86,043)	(155,066)
Cash and cash equivalents at beginning of period	103,774	426,913
Cash and cash equivalents at the end of period	$17,731	$271,847

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$271,452	2,818,129
Offering cost paid by target company	$-	75,000

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2025, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through September 30, 2025 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company originally had until 18 months from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and shareholders have not otherwise amended the Amended and Restated Memorandum and Articles of Association to extend this period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay the Company’s taxes, if any (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On July 11, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to December 14, 2025. In connection with the meeting, an aggregate of 16,602 Public Shares were redeemed at a price of approximately $11.21 per share. Following the redemptions, the Company has 727,871 Public Shares, and $8,157,064 remaining in Trust Account. As of September 30, 2025, there was $8,215,231 remaining in Trust Account.

On December 12, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to June 14, 2026. In connection with the meeting, an aggregate of 54,475 Public Shares were redeemed at a price of approximately $11.38 per share. Following the redemptions, the Company has 673,396 Public Shares, and $7,660,670 remaining in Trust Account.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash and cash equivalent of $17,731 and a working capital deficit of $2,418,171. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $17,731 and $103,774 as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2025 and December 31, 2024, the Trust Account had balance of $8,215,231 and $75,794,241, respectively. The interest and dividend income earned from the Trust Account totaled $85,725 and $271,452 for three and nine months ended September 30, 2025, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

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

Payable to Target Company

The balance of payable to target company represents expenses incurred and paid by Qianzhi on behalf of the Company. These expenses are unrelated to business combination transaction costs and primarily include Nasdaq fees, audit review fees, and other costs related to the Company’s operations. As of September 30, 2025 and December 31, 2024, the Company reported outstanding balances of $242,315 and $75,000, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(393,970)	$825,358	$(1,683,664)	$2,428,474
Interest earned on investment held in Trust Account	(85,725)	(952,787)	(271,452)	(2,818,129)
Net loss including accretion of equity into redemption value	$(479,695)	$(127,429)	$(1,955,116)	$(389,655)

	For Three Months Ended September 30, 2025		For Nine Months Ended September 30, 2025		For Three Months Ended September 30, 2024		For Nine Months Ended September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	729,676	2,266,500	1,066,705	2,266,500	6,900,000	2,266,500	6,900,000	2,266,500
Ownership percentage	24%	76%	32%	68%	75%	25%	75%	25%
Numerators:
Allocation of net loss including accretion of temporary equity	(116,823)	(362,874)	(625,684)	(1,329,432)	(95,921)	(31,508)	(293,309)	(96,346)
Interest earned on investment held in trust account	85,725	-	271,452	-	952,787	-	2,818,129	-
Allocation of net (loss) income	(31,098)	(362,874)	(354,232)	(1,329,432)	856,866	(31,508)	2,524,820	(96,346)
Denominators:
Weighted-average shares outstanding	729,676	2,266,500	1,066,705	2,266,500	6,900,000	2,266,500	6,900,000	2,266,500
Basic and diluted net income (loss) per share	$(0.04)	$(0.16)	$(0.33)	$(0.59)	$0.12	$(0.01)	$0.37	$(0.04)

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

At Septemer 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(3,272,724)
Allocation of offering costs related to redeemable shares	(2,925,140)
Plus:
Accretion of carrying value to redemption value	6,797,864
Ordinary shares subject to possible redemption	60,600,000

Over-allotment
Plus:
Over-allotment proceeds	9,000,000
Less:
Proceeds allocated to Public Rights	(490,909)
Allocation of offering costs related to redeemable shares	(212,727)
Plus:
Accretion of carrying value to redemption value	793,636
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,729,358
Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	690,000
Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	97,321
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(66,519,453)
Ordinary shares subject to possible redemption, March 31, 2025	$9,372,109
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	88,405
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(1,144,954)
Ordinary shares subject to possible redemption, June 30, 2025	$8,315,560
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(186,054)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	85,725
Ordinary shares subject to possible redemption, September 30, 2025	$8,215,231

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

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of September 30, 2025 and December 31, 2024, this balance is recorded as “Payable to target” on the consolidated balance sheet.

NOTE 4 — RELATED PARTIES

Promissory Note – Related Party

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. As of September 30, 2025, $500,000 was outstanding.

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

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of the filing date, the Business Combination has not been consummated. Since the debt discount has been fully amortized, no adjustment to the amortization is considered necessary. For three and nine months ended September 30, 2025, the Company has recorded an interest expense of $0 and $122,174, respectively. The note is presented net of an unamortized debt discount of $0 and $122,174, resulting in a carrying amount of $500,000 and $377,826 as of September 30, 2025 and December 31, 2024, respectively.

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of September 30, 2025, the total accrued expenses due to related parties was $207,556, which includes $180,000 payable for administration fee and $27,556 payable for accounting related and other service fee.

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

The following table presents details about the expenses incurred for three and nine months ended September 30, 2025 and 2024, respectively, and payable as of September 30, 2025 and December 31, 2024, respectively:

Nature	Operation costs for three months ended September 30		Operating costs for nine months ended September 30,		Payable balance as of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Accounting service fee and others	$5,536	$5,695	$16,310	$16,577	$27,556	$11,285
Administration fee	30,000	30,000	90,000	90,000	180,000	90,000
Total	$35,536	$35,695	$106,310	$106,577	$207,556	$101,285

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

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For nine months ended September 30, 2025 and for the year ended December 31, 2024, $512,073 and $527,145 of business combination related cost have been incurred which $482,144 and $389,099 were reimbursed by Qianzhi, respectively. This activity has been recorded net under “other receivables” in accompanying financial statements.

The nature of the other receivable represents the balance due from Qianzhi, which is directly related with business combination transaction costs. As of September 30, 2025 and December 31, 2024, the Company has outstanding balance of $167,975 and $138,046, respectively, under “other receivables” reported in the accompanying consolidated balance sheets. These amounts were also accrued in the “accrued expenses” account in the consolidated balance sheets.

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

For three months ended September 30, 2025 and from January 13, 2025 through September 30, 2025, the Company recorded $(367,148) and $756,005 changes in fair value of FPA liability reported in the accompanying consolidated statements of operations, respectively. As of September 30, 2025, the Company has $1,173,651 outstanding balance under FPA liability reported in the accompanying consolidated balance sheets.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of September 30, 2025 and December 31, 2024, there was 2,266,500 ordinary shares issued and outstanding (excluding 727,871 and 6,900,000 shares subject to possible redemption, respectively).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Nature	Level	September 30, 2025	December 31, 2024
Assets:
Marketable securities held in the trust account	1	$8,215,231	$75,794,241
Cash equivalents	1	$17,731	$103,774

Liabilities:
FPA liability	3	$1,173,651	$-

FPA Liability

The Company established the fair value of the FPA liability using Black Scholes Model that values based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the FPA liability:

	At initial issuance January 13, 2025	September 30, 2025
Stock price	$6.72	$9.19
Expected redemption price	$10.99	$11.29
Time to expiration	1.46	1.41
Risk-free rate	4.3%	3.6%
Volatility	35.0%	31.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of FPA liability for nine months ended September 30, 2025:

January 1, 2025	$-
Initial recognition at January 14, 2025 of 500,000 shares	1,929,656
Change in fair value	(756,005)
Fair value of FPA liability as of September 30, 2025	$1,173,651

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

On December 12, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to June 14, 2026. In connection with the meeting, an aggregate of 54,475 Public Shares were redeemed at a price of approximately $11.38 per share. Following the redemptions, the Company has 673,396 Public Shares, and $7,660,670 remaining in Trust Account.

As previously disclosed, the Company received notices from Nasdaq indicating noncompliance with multiple Nasdaq Global Market continued listing requirements. The Company appealed the Delisting Determination Letter and a hearing on the matter was held on August 21, 2025. As a result of such hearing, on September 4, 2025, the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request to continue its listing on Nasdaq provided that the Company consummate its previously announced business combination by October 15, 2025. The Company failed to consummate its previously announced business combination by such date. As a result, on October 30, 2025, the Company received a Nasdaq listing qualifications hearing decision letter (the “Hearing Decision Letter”) notifying the Company that the Panel had determined to delist the securities of the Company at the open of trading on November 3, 2025 due to the Company’s failure to complete its business combination by the October 15, 2025 deadline.

The Hearing Decision Letter indicated that the Company could request a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Council”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5820(a). Accordingly, the Company timely made the request for the hearing before the Council to review the decision made by the Panel. On December 16, 2025, the Council notified the Company that it was affirming the Panel’s decision to delist the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities since inception through September 30, 2025 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net loss of $393,970, which consists of a loss of $112,722 derived from operating costs, change in fair value of forward purchase agreement of $367,148, offset by income earned on the Trust Account of $85,725 and bank interest income of $175.

For the nine months ended September 30, 2025, we had a net loss of $1,683,664, which consists of a loss of $324,288 derived from operating costs, interest expense of $122,174, loss on issuance of FPA liability of $1,929,656, and financing expense of $336,000, offset by income earned on the Trust Account of $271,452, bank interest income of $996, and gain from the change in fair value of forward purchase agreement of $756,006.

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

As of September 30, 2025, we had cash and cash equivalent of $17,731. These funds are expected to be sufficient only to fund limited near-term costs to maintain the public listed company and to complete the business combination. We do not have sufficient liquidity to fund the activities including conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. As a result, the completion of a business combination will require additional financing or other source of liquidity.

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

As of September 30, 2025, we had cash and cash equivalent of $17,731 and a working capital deficit of $2,418,171. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. Management expects to obtain additional funds from related parties to provide the additional working capital necessary to carry out its objective to consummate a business combination. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: February 5, 2026	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: February 5, 2026	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

