Form 10-K
period 2025-12-31
Bowen Acquisition Corp
filed 2026-09-30
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

(203) 998-5540

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	BOWNU	None

Ordinary Shares, par value $0.0001 per share	BOWN	None

Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	BOWNR	None

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $31.6 million based on its last reported sales price of $10.51.

As of September 29, 2026, 2,455,242 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

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

Our sponsors are Createcharm Holdings Ltd and Bowen Holding LP (each a “Sponsor” and collectively the “Sponsors”), each of which is affiliated with members of our management team. On February 27, 2023, Bowen Holding LP acquired an aggregate of 1,725,000 of our ordinary shares, par value $0.0001 per share (such ordinary shares generally, the “Ordinary Shares”, such 1,725,000 Ordinary Shares, the “Founder Shares”), for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 Founder Shares to Createcharm Holdings Ltd.

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

On July 11, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to December 14, 2025. In connection with the meeting, an aggregate of 16,602 Public Shares were redeemed at a price of approximately $11.21 per share.

On December 12, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to June 14, 2026. In connection with the meeting, an aggregate of 54,475 Public Shares were redeemed at a price of approximately $11.38 per share.

In July 2025, the Company received a delisting determination letter from Nasdaq notifying the Company that its securities were subject to delisting from the Nasdaq Global Market. The Company appealed the delisting determination letter and a hearing on the matter was held on August 21, 2025. On October 30, 2025, the Company received a Nasdaq listing qualifications hearing decision letter (the “Hearing Decision Letter”) notifying the Company that Nasdaq had determined to delist the securities of the Company at the open of trading on November 3, 2025.

The Company continues to seek to satisfy the remaining conditions to the Closing of the Business Combination and to consummate the Transactions. If the Company consummates the Transactions, the business of the Company will be that of Qianzhi. For further details regarding Qianzhi and its business, see the section titled “Information about NewCo and Qianzhi” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein. If the Company is unable to consummate the Transactions for whatever reason, it will either dissolve and liquidate in accordance with the terms of its amended and restated memorandum and articles of association or seek additional time to consummate an alternative Business Combination and attempt to locate and consummate such an alternative transaction. For further details regarding the Company and its business, see the section titled “Information about Bowen” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

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

ITEM 2. PROPERTIES

Our current executive offices are located at 420 Lexington Avenue, Suite 2446, New York, New York 10170, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we pay a monthly fee of $10,000 to Bowen Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Ordinary Shares, Rights and units are not currently listed on any trading market.

Holders

As of December 31, 2025, there were 3 holders of record of our units, 6 holders of record of our Ordinary Shares and 1 holder of record of our Rights.

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

On January 10, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial business combination to up to April 14, 2025. In connection with the meeting, an aggregate of 6,052,095 Public Shares were redeemed at a price of approximately $10.99 per share. On April 14, 2025, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial business combination to up to July 14, 2025. In connection with the meeting, an aggregate of 103,432 Public Shares were redeemed at a price of approximately $11.07 per share. On July 11, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to December 14, 2025. In connection with the meeting, an aggregate of 16,602 Public Shares were redeemed at a price of approximately $11.21 per share. On December 12, 2025, the Company held an extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to June 14, 2026. In connection with the meeting, an aggregate of 54,475 Public Shares were redeemed at a price of approximately $11.38 per share.

As of December 31, 2025, there was an aggregate of $7,673,771 held in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had a net loss of $1,557,695, which consists of a loss of $351,661 derived from operating costs, and total other expenses of $1,556,901 (consisting of interest expense of $122,174, loss on issuance of Forward Purchase Agreement of $1,929,656, and financing expense of $336,000, partially offset by change in fair value of Forward Purchase Agreement of $830,929), offset by total other income of $350,867 (consisting of interest earned on the Trust Account of $349,709 and bank interest income of $1,158).

For the year ended December 31, 2024, we had net income of $2,963,852, which consists of a loss of $633,764 derived from operating costs and interest expense of $87,267, offset by income earned on the Trust Account of $3,684,883.

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

As of December 31, 2025, we had cash and cash equivalents of $12,280. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of December 31, 2025, we had cash and cash equivalents of $12,280 and a working capital deficit of $2,370,459. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. In response to these conditions, we have adopted plans intended to address the substantial doubt about our ability to continue as a going concern. We intend to continue to pursue the consummation of the Business Combination with Qianzhi. We have obtained shareholder approvals to extend the date by which we must consummate an initial business combination to as late as December 31, 2026. Prior to the consummation of a Business Combination, we intend to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, we are seeking alternative ways to complete the Business Combination, including applying to have our securities quoted on the OTC market, in order to maintain our public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, we cannot conclude that it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern. Accordingly, we have concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Please refer to Financial Statement Note 4 - Related Parties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

If the Company consummates the Transactions, the officers and directors of the Company will be as follows:

Name	Age	Position
Executive Officers
Dajun Wang	60	Chief Executive Officer and Director
Liangwen Wang	38	Chief Financial Officer

Directors
Dajun Wang	60	Director
Wei Liang	47	Director
Wen He	58	Independent Director
Zhenning He	29	Independent Director
Jun Zhang	62	Independent Director

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

If the Company is unable to consummate the Transactions for whatever reason, the Company’s officers and directors will not change. Our current directors and executive officers are as follows:

Name	Age	Position
Na Gai	39	Chairwoman of the Board of Directors
Jiangang Luo	57	Chief Executive Officer
Jing Lu	61	Chief Financial Officer
Lawrence Leighton	91	Independent Director
Wei Li	47	Independent Director
Jun Zhang	62	Independent Director

Na Gai, our Chairwoman, has served as the executive president for Shenzhen Guoxing Capital Co., Ltd., an asset management and investment company based in China, since September 2015. Ms. Gai also served as a partner of Hunan Zhongsheng Hongcheng Investment Management Partnership (LP), a private equity investment company based in China, from February to May 2017. Since October 2021, she has also served as an independent director for Flag Ship Acquisition Corp., a blank check company like our company that is seeking to consummate its Initial Public Offering. Ms. Gai received a bachelor degree of Business Administration from The Open University of China and an accounting diploma from Changsha University of Science & Technology. Ms. Gai was also certified as AFP Financial planner in August 2017. Ms. Gai has also served as Chairwoman of Calisa Acquisition Corp, a SPAC that is seeking to consummate its initial business combination with Goodvision AI Inc, since March 2024. Ms. Gai is a Chinese citizen. We believe Ms. Gai is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships.

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

Dr. Jing Lu, our Chief Financial Officer, has more than 20 years of experience in the financial service industry. She has served as Chief Financial Officer of Calisa Acquisition Corp. since March 2024. She previously served as Chief Financial Officer of Keyarch Acquisition Corporation, a Special Purpose Acquisition Company, from March 2021 until April 2024, when Keyarch successfully completed its initial business combination with ZOOZ Power Ltd. (NASDAQ and TASE: ZOOZ). From 2019 to 2021, Dr. Lu served as Chief Investment Officer for the New Hope Fertility Center (NHFC), sourcing and managing private equity investments, bank loans and government PPP loans. Dr. Lu also served as a Managing Director and then Chief Operating Officer of China Bridge Capital International Inc., a private equity/venture capital investment advisory company specializing in innovative technologies from 2017 to 2019. Prior to China Bridge Capital, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017. She was an Executive Director at CIBC World Markets in 2001 working on corporate securities. Between 1998 and 2001, she worked at the Federal Reserve Bank of New York as a bank regulator and supervisor, working on Basel Capital Accords as well as examining the banks’ implementation of the Basel Accords. Before moving to New York, Dr. Lu was a professor of economics at York University in Canada for four years, specializing her teaching and research in Macroeconomics, Institutional Economics, and Econometrics. Dr. Lu received a Ph.D. and M.A. in Economics from Western University in Canada, a Graduate Certificate in Economics from the People’s University in China, and a B.A in World Economy from Fudan University in China. Dr. Lu is a U.S. citizen and resident of the State of New York

Lawrence Leighton, one of our directors, is a seasoned international investment banker with approximately 50 years of experience. He has worked with many major international companies throughout his career, including Pernod Ricard SA (ENXTPA: RI) and Verizon Communications Inc. (NYSE: VZ). Mr. Leighton has served as a Managing Director of Bentley Associates, a boutique investment bank, since 1997. In 1989, he became President and Chief Executive Officer of UI USA, the US subsidiary of Union d’Ètudes et d’Investissements, the merchant banking arm of Credit Agricôle, the largest bank in France. From 1982 to 1989, Mr. Leighton served as a Managing Director of Chase Bank. Previously, he was a Limited Partner at Bear, Stearns & Co., focusing on international mergers and acquisitions. Starting in 1974, he was with Norton Simon as the Director of Strategic Planning/Mergers & Acquisitions. Before Norton Simon, Mr. Leighton was with Clark, Dodge & Co. where he became Co-Head of the Corporate Finance Department. He has been a member of the board of directors of Calisa Acquisition Corp since its initial public offering and of Bon Natural Life Limited, a natural products and ingredients business, since June 2021. Mr. Leighton received a B.S.E. degree from Princeton University and an M.B.A. from Harvard Business School. Mr. Leighton is a U.S. Citizen. We believe Mr. Leighton is well-qualified to serve as a member of our board of directors due to his experience, contacts and relationships.

Wei Li, one of our directors, has five years of Wall Street experience at 1st-tier financial institutions including Barclays Capital and HSBC. Ms. Li is the co-founder and has served as CEO of Hyatt Capital Management, a private investment fund and financial service company dedicated in impact investing in the Asian pacific area, since 2018. Previously, Ms. Li served as Managing Director and Head of Structured Finance at China Renaissance (HK.1911), a leading boutique investment bank in Hong Kong, Shanghai and Beijing (where she was based during her time there), from 2016 to 2018. She was Executive Director & Head of Private Credit Investment at CITIC Securities (SH.600030), an investment bank, from 2011 to 2016. Ms. Li has served as a director of Calisa Acquisition Corp since its initial public offering in October 2025. Ms. Li received a M. Phil degree in Land Economy from University of Cambridge and is a Ph.D candidate from University of Rochester. Ms. Li is a CFA charter-holder. We believe Ms. Li is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships

Jun Zhang, one of our directors, has served as Senior Partner and Associate Director at Mazars (Shenzhen Branch) since 2000. Mr. Zhang also founded Shenzhen Zhonghuan Certified Public Accountants Co., Ltd, an accounting firm, in 2009 and has served as Chairman since its founding. From 1994 to 2000, he served as Partner and Associate Director at Shenzhen Wenwu Accounting Firm. From 1989 to 1994, he was the Senior Manager at Shenzhen Shekou Zhonghua Accounting Firm. He served as Project Manager at Wuhan Accounting Firm of Wuhan Finance Bureau from 1986 to 1989. Mr. Zhang has served as a director of Calisa Acquisition Corp since its initial public offering in October 2025. Mr. Zhang received a Master’s degree in Management from Zhongnan University of Economics and Law and Bachelor’s degree in Financial Accounting from Jianghan University. He is a CPA in China. Mr. Zhang is a Chinese citizen. We believe Mr. Zhang is well-qualified to serve as a member of our board of directors due to his experience, contacts and relationships.

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

Director Independence

U.S. stock exchange listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Lawrence Leighton, Wei Li and Jun Zhang are “independent directors” as defined in the stock exchange listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

Effective July 11, 2023, we established a compensation committee of the board of directors. Lawrence Leighton, Wei Li and Jun Zhang serve as members of our compensation committee, with Lawrence Leighton serving as the chairman of the compensation committee. Each such person meets the independent director standard under stock exchange listing standards applicable to members of the compensation committee.

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

Director Nominations

We do not have a standing nominating committee. A majority of our independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Approximate percentage of outstanding ordinary shares
Createcharm Holdings Ltd (2)	1,497,532	61.0%
Bowen Holding LP (3)	569,250	23.2%
Na Gai(4)	*	*
Jiangang Luo(4)	*	*
Jing Lu (4)	*	*
Lawrence Leighton (4)	*	*
Wei Li(4)	*	*
Jun Zhang (4)	*	*
All officers and directors as a group (six individuals)(4)	0	0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bowen Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.

(2)	Createcharm Holdings Ltd is the record holder of the Founder Shares reported herein. Na Gai is the sole director and shareholder of Createcharm Holdings Ltd. Accordingly, she may be deemed to be the beneficial owner of such shares. Ms. Gai disclaims beneficial ownership of the shares owned by Createcharm Holdings Ltd. except to the extent of her ultimate pecuniary interest therein.

(3)	Bowen Holding LP is the record holder of the Founder Shares reported herein. Bowen Management LLC is the managing member of Bowen Holding LP and Dahe Zhang is the manager of Bowen Management LLC. Accordingly, Dahe Zhang is deemed to be the beneficial owner of such shares. Mr. Zhang disclaims beneficial ownership of the shares owned by Bowen Holding LP except to the extent of his ultimate pecuniary interest therein.

(4)	Does not include any shares that may be indirectly owned by (i) Jiangang Luo, Jing Lu, Lawrence Leighton, Wei Li and Jun Zhang, as a result of each such person holding a partnership interest in Bowen Holding LP, and (ii) Na Gai as a result of her being the sole director and shareholder of Createcharm Holdings Ltd.

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

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance. In connection with the Transactions, in January 2025, the Company’s shareholders approved an incentive equity plan. For information relating to such plan, see the section titled “Proposal 7: The Incentive Plan Proposal” contained in the Definitive Proxy Statement/Prospectus, incorporated by reference herein.

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

Director Independence

Currently, Lawrence Leighton, Wei Li and Jun Zhang would each be considered an “independent director” under stock exchange listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 9, 2026, the Board of Directors dismissed UHY LLP (“UHY”), the Company’s former independent registered public accounting firm, and on August 31, 2026, the Audit Committee had approved the engagement of INBERGO CPA LLP (“INBERGO”) as the Company’s new independent registered public accounting firm. Information regarding the change in the Company’s independent registered public accounting firm, including the disclosures required by Item 304(a) of Regulation S-K, is set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2026.

The following is a summary of fees paid or to be paid to each of INBERGO and UHY for services rendered for the fiscal years ended December 31, 2025 and 2024.

Audit Fees.

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements, the review of interim financial information included in our Forms 10-Q, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

The aggregate fees paid or to be paid to INBERGO for professional services rendered for the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2025 and as of and for the comparative year ended December 31, 2024, and other required filings with the SEC, totaled $20,000 for the year ended December 31, 2025 and $20,000 for the year ended December 31, 2024. INBERGO is also performing the reviews of the interim financial information included in the Company’s Forms 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and has been engaged to perform the review for the quarter ending September 30, 2026, in each case at a fee of $5,000 per quarter, or $15,000 in the aggregate for the 2026 interim reviews, which fees will be reflected in the Company’s disclosure for the fiscal year ended December 31, 2026. In the aggregate, fees billed or to be billed by INBERGO for the audits of the 2024 and 2025 fiscal years and the 2026 interim reviews total $55,000.

The aggregate fees billed by UHY for professional services rendered primarily for the review of the interim financial information included in our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2025, and other required filings with the SEC for the year ended December 31, 2025, totaled $124,247. UHY did not audit the Company’s annual financial statements for the year ended December 31, 2025. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2024, the review of the interim financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC, totaled $257,906.

Audit-Related Fees.

Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Neither INBERGO nor UHY billed any audit-related fees for the fiscal years ended December 31, 2025 and 2024.

Tax Fees.

Neither INBERGO nor UHY billed any fees for tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2025 and 2024.

All Other Fees.

There were no fees billed for products and services provided by our independent registered public accounting firms other than the services set forth above for the fiscal years ended December 31, 2025 and 2024.

Pre-Approval Policy

The audit committee pre-approved all audit and permitted non-audit services rendered to the Company by INBERGO and UHY for the fiscal years ended December 31, 2025 and 2024, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). On a going-forward basis, the audit committee will continue to pre-approve all auditing services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, including the fees and terms thereof.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 18, 2024, by and among Bowen Acquisition Corp, Bowen Merger Sub, Shenzhen Qianzhi BioTech Company Limited and Qianzhi Group Holding (Cayman) Limited.**

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.***

4.2	Specimen Ordinary Share Certificate.***

4.3	Specimen Rights Certificate.***

4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.*****

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.***

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement.*

10.4	Private Placement Units Purchase Agreement between the Registrant and the Sponsors.***

10.5	Private Placement Units Purchase Agreement between the Registrant and EarlyBirdCapital, Inc..***

10.6	Form of Indemnification Agreement.*

10.7	Administrative Services Agreement.*

10.8	Form of Share Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.***

10.9	Form of Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc.***

10.10	Form of Voting Agreement.**

10.11	Subscription Agreement.***

14	Code of Ethics.****

19.1	Insider Trading Policy******

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy*****

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 11, 2023.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2024.
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 5, 2024
****	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-272076).
*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2024.
******	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 15, 2025.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September, 2026.

BOWEN ACQUISITION CORP

By:	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Na Gai	Chairwoman	September 29, 2026
Na Gai

/s/ Jiangang Luo	Chief Executive Officer	September 29, 2026
Jiangang Luo	(Principal Executive Officer)

/s/ Jing Lu	Chief Financial Officer	September 29, 2026
Jing Lu	(Principal Financial and Accounting Officer)

/s/Lawrence Leighton	Director	September 29, 2026
Lawrence Leighton

/s/Wei Li	Director	September 29, 2026
Wei Li

/s/Jun Zhang	Director	September 29, 2026
Jun Zhang

BOWEN ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INBERGO CPA LLP 626 RXR Plaza, Uniondale, New York 11566, USA T +1 (516) 774-4790 www.inbergocpallp.com

To the Board of Directors and

Shareholders of Bowen Acquisition Corp and its subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bowen Acquisition Corp and its wholly owned subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2025, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

/s/ INBERGO CPA LLP

We have served as the Company’s auditor since 2026.
Uniondale, New York
September 29, 2026

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$12,280	$103,774
Other receivable	238,708	138,046
Prepaid expenses	9,141	12,239
Total Current Assets	260,129	254,059
Investment held in Trust Account	7,673,771	75,794,241
Total Assets	$7,933,900	$76,048,300

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs and expenses	$361,873	$309,004
Accrued expenses – related parties	237,673	101,285
Promissory note – related party (net of unamortized debt discount of $0 and $122,174 on December 31, 2025 and 2024, respectively) (Note 4)	500,000	377,826
Promissory Note	190,000	190,000
Payable to target company	242,315	75,000
Forward Purchase Agreement	1,098,727	—
Total Current Liabilities	2,630,588	1,053,115
Total Liabilities	2,630,588	1,053,115

Commitments and contingencies (Note 5)	—	—

Ordinary shares subject to possible redemption, 673,396 and 6,900,000 shares at redemption value of $11.40 and $10.98 per share as of December 31, 2025 and 2024, respectively	7,673,771	75,794,241

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 673,396 and 6,900,000 shares subject to redemption on December 31, 2025 and 2024, respectively)	227	227
Additional paid-in capital	—	—
Accumulated deficit	(2,370,686)	(799,283)
Total Shareholders’ Deficit	(2,370,459)	(799,056)
Total Liabilities and Shareholders’ Deficit	$7,933,900	$76,048,300

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Formation and operating costs	$351,661	$633,764
Loss from operations	(351,661)	(633,764)

Other income:
Interest earned on investments held in trust account	349,709	3,684,883
Bank interest income	1,158	—
Total other income	350,867	3,684,883

Other expense:
Interest expense	(122,174)	(87,267)
Loss on issuance of Forward Purchase Agreement	(1,929,656)	—
Change in fair value of Forward Purchase Agreement	830,929	—
Financing expense	(336,000)	—
Total other expense	(1,556,901)	(87,267)

Net income (loss)	$(1,557,695)	$2,963,852

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	978,912	6,900,000
Basic and diluted net income (loss) per share, redeemable ordinary shares	$(0.23)	$0.48
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,266,500	2,266,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.59)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares – Shares	Ordinary Shares – Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2025	2,266,500	$227	$—	$(799,283)	$(799,056)
Financing expense allocated to APIC	—	—	336,000	—	336,000
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	—	—	(336,000)	(13,708)	(349,708)
Net loss	—	—	—	(1,557,695)	(1,557,695)
Balance as of December 31, 2025	2,266,500	$227	$—	$(2,370,686)	$(2,370,459)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares – Shares	Ordinary Shares – Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
Balance as of January 1, 2024	2,266,500	$227	$—	$402,307	$402,534
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	—	—	(209,442)	(3,475,442)	(3,684,884)
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	—	—	—	(690,000)	(690,000)
Debt discount allocation to APIC	—	—	209,442	—	209,442
Net income	—	—	—	2,963,852	2,963,852
Balance as of December 31, 2024	2,266,500	$227	$—	$(799,283)	$(799,056)

The accompanying notes are an integral part of the consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$(1,557,695)	$2,963,852
Income earned on investment held in Trust Account	(349,709)	(3,684,883)
Interest expense	122,174	87,267
Loss on issuance of Forward Purchase Agreement	1,929,656	—
Change in fair value of Forward Purchase Agreement	(830,929)	—
Financing expense	336,000	—
Changes in current assets and liabilities:
Accrued offering costs and expenses	114,663	161,565
Accrued expenses – related party	126,388	75,780
Prepaid expenses	17,958	73,280
Net cash used in operating activities	(91,494)	(323,139)

Cash flows from investing activities:
Extension deposit to Trust Account	—	(690,000)
Cash withdrawn from trust account in connection with redemption	68,470,179	—
Net cash provided by (used in) investing activities	68,470,179	(690,000)

Cash flows from financing activities:
Redemption of ordinary shares	(68,470,179)	—
Proceeds from promissory note – related party	—	500,000
Proceeds from promissory note	—	190,000
Net cash (used in) provided by financing activities	(68,470,179)	690,000

Net change in cash	(91,494)	(323,139)
Cash, beginning of the period	103,774	426,913
Cash, end of the period	$12,280	$103,774

Supplemental disclosure of noncash investing and financing activities
Subsequent measurement of ordinary shares subject to possible redemption	$349,709	$3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	$-	$690,000
Offering costs paid by related party	$-	$75,000
Debt discount in connection with promissory note	$-	$209,442

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2025, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through December 31, 2025 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of December 31, 2025, the Company had cash and cash equivalents of $12,280 and a working capital deficit of $2,370,459. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. Management has determined that this additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with Qianzhi. The Company has obtained shareholder approvals to extend the date by which it must consummate an initial business combination to as late as December 31, 2026. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the consolidated financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $12,280 and $103,774 as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. As of December 31, 2025 and 2024, the Trust Account had a balance of $7,673,771 and $75,794,241, respectively. The interest and dividend income earned from the Trust Account totaled $349,709 and $3,684,883 for the years ended December 31, 2025 and 2024, respectively, which were fully reinvested into the Trust Account as earned and therefore presented as an adjustment to operating activities in the Consolidated Statements of Cash Flows.

Offering Costs

Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

Interest Expense

Interest expense is primarily from the amortization of the debt discount in connection with the promissory note issued by the Company to related party. See Note 4 - Related Parties for more information.

Debt Issuance Costs

The Company’s promissory note issued with related party is recorded net of debt discount which comprised issuance costs, and the discount initially recognized for the fair value of the shares transferred. The portion of the debt issuance costs allocated to the promissory note is being amortized over the terms, which is upon consummation of the Business Combination. The amortization of debt issuance costs and discount is included in interest expense within the accompanying consolidated statements of operations.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	FY2025	FY2024
Net income (loss)	$(1,557,695)	$2,963,852
Interest earned on investment held in Trust Account	(349,709)	(3,684,883)
Accretion of temporary equity into redemption value	-	(690,000)
Net loss including accretion of equity into redemption value	$(1,907,404)	$(1,411,031)

	For Year Ended December 31, 2025		For Year Ended December 31, 2024
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Numerators:
Allocation of net loss including accretion of temporary equity	$(575,329)	$(1,332,075)	$(1,062,141)	$(348,890)
Accretion of temporary equity into redemption value	-	-	690,000	-
Interest earned on investment held in trust account	349,709	-	3,684,883	-
Allocation of net income (loss)	$(225,620)	$(1,332,075)	$3,312,742	$(348,890)
Denominators:
Weighted-average shares outstanding	978,912	2,266,500	6,900,000	2,266,500
Ownership percentage	30%	70%	75%	25%
Basic and diluted net income/(loss) per share	$(0.23)	$(0.59)	$0.48	$(0.15)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2023	$71,419,358
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,684,883
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	690,000
Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	349,709
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(68,470,179)
Ordinary shares subject to possible redemption, December 31, 2025	$7,673,771

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On July 14, 2023, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share. The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments. The over-allotment was subsequently fully exercised on July 17, 2023. See Note 1 for further details.

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of December 31, 2025, the balance recorded as “Payable to target” on the consolidated balance sheets.

NOTE 4 — RELATED PARTIES

Promissory Note – Related Party

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. As of December 31, 2025 and 2024, $500,000 was outstanding.

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

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of the filing date, the Business Combination has not been consummated. Since the debt discount has been fully amortized, no adjustment to the amortization is considered necessary. For the year ended December 31, 2025 and 2024, the Company has recorded an interest expense of $122,174 and $87,267, respectively. The note is presented net of an unamortized debt discount of $0 and $122,174, resulting in a carrying amount of $500,000 and $377,826 as of December 31, 2025 and 2024, respectively.

Due to Related Parties

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of December 31, 2025, the total accrued expenses due to related parties was $237,673, which includes $210,000 payable for administration fee and $27,673 payable for accounting related and other service fee.

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

The following table presents details about the expenses incurred for the year ended December 31, 2025 and 2024, respectively, and payable as of December 31, 2025 and 2024, respectively:

	Operating Costs For The Year Ended December 31,		Payable Balanace as of December 31,
Nature	2025	2024	2025	2024
Accounting service fee and others	$16,475	$21,785	$27,673	$11,285
Administration fee	120,000	120,000	210,000	90,000
Total	$136,475	$141,785	$237,673	$101,285

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

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For the year ended December 31, 2025 and 2024, $630,870 and $527,145 of business combination related cost have been recorded which $530,208 and $389,099 were reimbursed by Qianzhi, respectively. This activity has been recorded net under “other receivables” in accompanying financial statements.

The nature of the other receivable represents the balance due from Qianzhi, which is directly related with business combination transaction costs. As of December 31, 2025 and 2024, the Company has outstanding balance of $238,708 and $138,046, respectively, under “other receivables” reported in the accompanying consolidated balance sheets. These amounts were also accrued in the “accrued expenses” account in the consolidated balance sheets.

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

For the year ended December 31, 2025, the Company recorded $830,929 changes in fair value of FPA liability reported in the accompanying consolidated statements of operations, respectively. As of December 31, 2025, the Company has $1,098,727 outstanding balance under FPA liability reported in the accompanying consolidated balance sheets.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of December 31, 2025 and 2024, there was 2,266,500 ordinary shares issued and outstanding (excluding 673,396 and 6,900,000 shares subject to possible redemption, respectively).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Nature	Level	December 31, 2025	December 31, 2024
Assets:
Marketable securities held in the trust account	1	$7,673,771	$75,794,241
Cash equivalents	1	$12,280	$103,774

Liabilities:
FPA liability	3	$1,098,727	$-

FPA Liability

The Company established the fair value of the FPA liability using Black Scholes Model that values based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the FPA liability:

	At initial issuance January 13, 2025	December 31, 2025
Stock price	$6.72	$9.19
Expected redemption price	$10.99	$11.40
Time to expiration	1.46	1.50
Risk-free rate	4.3%	3.5%
Volatility	35.0%	25.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of FPA liability for the year ended December 31, 2025:

January 1, 2025	$-
Initial recognition at January 13, 2025 of 500,000 shares	1,929,656
Change in fair value	(830,929)
Fair value of FPA liability as of December 31, 2025	$1,098,727

Commitment Shares

50,000 Commitment Shares is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The fair value of the financing expenses was measured based on the grant-date market price of $6.72 per share and classified as a Level 1 fair value measurement. The resulting fair value totaled $336,000.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

On June 9, 2026, the FPA entered on January 13, 2025 was amended and restated. Under the amended and restated FPA (“A&R FPA”), the Purchaser’s purchase of Forward Purchase Shares is discretionary rather than mandatory, the Commitment Shares designation was changed from a fixed 50,000 shares to 10% of the Purchased Shares, the Purchaser may terminate the agreement if the Business Combination is not consummated by December 31, 2026, and the Purchaser may redeem Forward Purchase Shares other than in connection with a shareholder vote on the Business Combination. In June 2026, the Purchaser redeemed 483,316 ordinary shares in connection with the Company’s extension meeting for an aggregate redemption amount of approximately $5.6 million, and held 16,684 ordinary shares thereafter.

On June 11, 2026, the Company held another extraordinary general meeting to approve a proposal to extend the time the Company had to consummate its initial Business Combination to up to December 31, 2026. In connection with the meeting, an aggregate of 484,654 Public Shares were redeemed at a price of approximately $11.58 per share. Following the redemptions, the Company has 188,742 Public Shares, and $2,184,927 remaining in Trust Account.

On July 10, 2026, Nasdaq filed a Form 25-NSE with the SEC to remove the Company’s units, ordinary shares and rights from listing and registration under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective at the opening of trading on July 20, 2026.

