Form 10-Q
period 2026-03-31
Bowen Acquisition Corp
filed 2026-10-01
CIK 1973056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of October 1, 2026, the registrant had 2,455,242 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

BOWEN ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,996	$12,280
Other receivable (Note 5)	200,091	238,708
Prepaid expenses	6,110	9,141
Total Current Assets	213,197	260,129
Investment held in Trust Account	7,741,246	7,673,771
Total Assets	$7,954,443	$7,933,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$275,268	$361,873
Accrued expenses - related party	273,041	237,673

Promissory note - related party (Note 4)	500,000	500,000
Promissory Note	190,000	190,000
Payable to target company	312,224	242,315
FPA liability (Note 5)	1,121,420	1,098,727
Total Current Liabilities	2,671,953	2,630,588

Total Liabilities	2,671,953	2,630,588

Commitments and contingencies (Note 5)
Ordinary shares subject to possible redemption, 673,396 and 673,396 shares at redemption value of $11.50 and $11.40 per share as of March 31, 2026 and December 31, 2025, respectively	7,741,246	7,673,771

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,266,500 shares issued and outstanding (excluding 673,396 shares subject to redemption on March 31, 2026 and December 31, 2025, respectively)	227	227
Additional paid-in capital	-	-
Accumulated deficit	(2,458,983)	(2,370,686)

Total Shareholders’ Deficit	(2,458,756)	(2,370,459)
Total Liabilities and Shareholders’ Deficit	$7,954,443	$7,933,900

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Formation and operating costs	$65,709	$134,736
Loss from operations	(65,709)	(134,736)

Other income (expense):
Interest earned on investments held in trust account	67,475	97,321
Bank interest income	105	478
Interest expenses	-	(104,721)
Loss on issuance of FPA liability		(1,929,656)
Change in fair value of FPA liability	(22,693)	367,317
Financing expense	-	(336,000)
Total other income (expense), net	44,887	(1,905,261)

Net income (loss)	$(20,822)	$(2,039,997)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	673,396	1,722,097
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.07	$(0.48)
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,266,500	2,266,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.03)	$(0.54)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficits	Deficit
Balance as of January 1, 2026	2,266,500	$227	$-	$(2,370,686)	$(2,370,459)

Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	-	(67,475)	(67,475)
Net loss	-	-	-	(20,822)	(20,822)

Balance as of March 31, 2026	2,266,500	$227	$-	$(2,458,983)	$(2,458,756)

FOR THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficits	Deficit
Balance as of January 1, 2025	2,266,500	$227	$-	$(799,283)	$(799,056)

Financing expense allocated to APIC	-	-	336,000	-	336,000
Subsequent measurement of Common stock subject to possible redemption (interest earned on trust account)	-	-	(97,321)	-	(97,321)
Net loss	-	-	-	(2,039,997)	(2,039,997)

Balance as of March 31, 2025	2,266,500	$227	$238,679	$(2,839,280)	$(2,600,374)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BOWEN ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(20,822)	$(2,039,997)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(67,475)	(97,321)
Amortized interest expense from debt discount	-	104,721
Loss on issuance of FPA liability		1,929,656
Change in fair value of FPA liability	22,693	(367,317)
Financing expense	-	336,000
Changes in current assets and liabilities:
Accrued offering costs and expenses	(86,605)	21,190
Accrued expenses - related party	35,368	31,995
Other receivable	38,617	-
Payable to target company	69,909	-
Prepaid Expenses	3,031	7,105
Net cash used in operating activities	(5,284)	(73,968)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemption	-	66,519,453
Net cash provided by investing activities	-	66,519,453

Cash flows from financing activities:
Payment of public shareholders’ redemption	-	(66,519,453)
Net cash used in financing activities	-	(66,519,453)

Net change in cash	(5,284)	(73,968)
Cash at beginning of period	12,280	103,774
Cash at the end of period	$6,996	$29,806

Supplemental disclosure of noncash financing activities

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$67,475	$97,321

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

The Company’s sponsors are Createcharm Holdings Ltd., a British Virgin Islands company, and Bowen Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2026, the Company had not commenced any operations. All activities for the period from February 17, 2023 (inception) through March 31, 2026 relate to the Company’s formation, the initial public offering (“IPO”) and initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash and cash equivalent of $6,996 and a working capital deficit of $2,458,756. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. In response to these conditions, management intends to continue to pursue the consummation of the Business Combination with Qianzhi. The Company has obtained shareholder approvals to extend the date by which it must consummate a Business Combination to as late as December 31, 2026. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market in order to maintain the Company’s public trading status. Management cannot conclude that it is probable that these plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, or that, if implemented, the plans would mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern; accordingly, management has concluded that the plans do not alleviate such substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on September 30, 2026.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $6,996 and $12,280 as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2026 and December 31, 2025, the Trust Account had balance of $7,741,246 and $7,673,771, respectively. The interest and dividend income earned from the Trust Account totaled $67,475 and $97,321 for three months ended March 31, 2026 and 2025, respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Consolidated Statements of Cash Flows.

Offering Costs

Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on July 14, 2023.

Interest Expenses

Interest expense in 2025 is primarily from the amortization of the debt discount in connection with the promissory note issued by the Company to related party. See Note 4 - Related Parties for more information.

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

Payable to Target Company

The balance of payable to target company represents expenses incurred and paid by Qianzhi on behalf of the Company. These expenses are unrelated to business combination transaction costs and primarily include Nasdaq fees, audit review fees, and other costs related to the Company’s operations. As of March 31, 2026 and December 31, 2025, the Company reported outstanding balances of $312,224 and $242,315, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

 The net income (loss) per share presented in the statements of operations is based on the following:

	For Three Months Ended March 31,
	2026	2025
Net income (loss)	$(20,822)	$(2,039,997)
Interest earned on investment held in Trust Account	(67,475)	(97,321)
Net loss including accretion of equity into redemption value	$(88,297)	$(2,137,318)

	For Three Months Ended March 31,
	2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	673,396	2,266,500	1,722,097	2,266,500
Ownership percentage	23%	77%	43%	57%
Numerators:
Allocating net (loss) income including accretion of temporary equity	(20,225)	(68,072)	(922,798)	(1,214,520)
Interest earned on Trust Account	67,475	-	97,321	-
Allocation of net income (loss)	$47,250	(68,072)	$(825,477)	$(1,214,520)

Denominators:
Weighted-average shares outstanding	673,396	2,266,500	1,722,097	2,266,500
Basic and diluted net income/(loss) per share	$0.07	$(0.03)	$(0.48)	$(0.54)

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

At March 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2024	$75,794,241
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	349,709
Subsequent measurement of ordinary shares subject to possible redemption (redemption)	(68,470,179)
Ordinary shares subject to possible redemption, December 31, 2025	$7,673,771
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	67,475
Ordinary shares subject to possible redemption, March 31, 2026	$7,741,246

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

The Company incurred $75,000 Nasdaq delayed entry fee during the IPO in 2023 and this balance was subsequently paid by Qianzhi which is the target company. As of March 31, 2026 and December 31, 2025, this balance is recorded as “Payable to target” on the consolidated balance sheet.

NOTE 4 — RELATED PARTIES

Promissory Note – Related Party

On October 14, 2024, EBC loaned the Company $500,000 which funds were deposited into the Trust Account for the extension. The loan is evidenced by promissory note issued by the Company (“Extension Note”). The Extension Note bears no interest and is repayable in full upon consummation of a Business Combination. As of March 31, 2026, $500,000 was outstanding.

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

Based on the fair value of the Founder Shares, the Company recorded a debt discount of $209,442, which is amortized as interest expense over the loan period. The loan period extends until the consummation of the Business Combination, estimated to occur on April 15, 2025. As of the filing date, the Business Combination has not been consummated. Since the loan period change is immaterial and the Business Combination will be consummated this year, no adjustment to the amortization is considered necessary. For three months ended March 31, 2026 and 2025, the Company has recorded an interest expense of $0 and $104,721, respectively. The note is presented at its principal amount of $500,000 as of March 31, 2026 and December 31, 2025.

Due to Related Party

The Sponsors paid certain formation, operating or offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of March 31, 2026, the total accrued expenses due to related parties was $273,041, which includes $240,000 payable for administration fee and $33,041 payable for accounting related and other service fee.

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

The following table presents details about the expenses incurred for three months ended March 31, 2026 and 2025, respectively, and payable as of March 31, 2026 and December 31, 2025, respectively:

Nature	Operating Costs For the three months ended		Payable Balance as of
	March 31, 2026	March 31, 2025	March 31, 2026	December 31, 2025
Initial accounting service fee	$-	$-	$-	$-
Accounting service fee and others	5,368	5,328	33,041	27,673
Administration fee	30,000	30,000	240,000	210,000
Total	$35,368	$35,328	$273,041	$237,673

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

Business Combination Transaction Cost

The Company has engaged several service providers including legal and valuation services, specifically for business combination between the Company and Shenzhen Qianzhi BioTechnology Co. Ltd. (“Qianzhi”). Per the agreed terms, Qianzhi agreed to be responsible for all expenses incurred by the Company in connection with business combination. For three months ended March 31, 2026 and for the year ended December 31, 2025, $11,383 and $630,870 of business combination related cost have been incurred, and $50,000 and $530,208 of reimbursements were received from Qianzhi during the respective periods. Reimbursements received during the three months ended March 31, 2026 primarily related to costs incurred during the year ended December 31, 2025. This activity has been recorded net in accompanying financial statements.

The nature of the other receivable represents the balance due from Qianzhi, which is directly related with business combination transaction costs. As of March 31, 2026 and December 31, 2025, the Company has outstanding balance of $200,091 and $238,708, respectively, under “other receivables” reported in the accompanying consolidated balance sheets. These amounts were also accrued in the “accrued expenses” account in the consolidated balance sheets.

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

For the three months ended March 31, 2026, the Company recorded $22,693 loss from change in fair value of FPA liability in the accompanying consolidated statements of operations, compared with $367,317 gain recorded for the three months ended March 31, 2025. From January 13, 2025 through March 31, 2026, the Company recorded a cumulative net gain of $808,236 from changes in fair value of FPA liability. As of March 31, 2026 and December 31, 2025, the Company has $1,121,420 and $1,098,727 outstanding balance under FPA liability reported in the accompanying consolidated balance sheets.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On February 27, 2023, the Sponsors received 1,725,000 of the Founder Shares in exchange for $25,000 paid for offering costs borne by the Sponsors, of which an aggregate of up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units). No ordinary shares are subject to forfeiture since the over-allotment was fully exercised on July 17, 2023. As of March 31, 2026 and December 31, 2025, there was 2,266,500 ordinary shares issued and outstanding (excluding 673,396 and 673,396 shares subject to possible redemption, respectively).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Nature	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in the trust account	1	$7,741,246	$7,673,771
Cash equivalents	1	$6,996	$12,280

Liabilities:
FPA liability	3	$1,121,420	$1,098,727

FPA Liability

The Company established the fair value of the FPA liability using Black Scholes Model that values based on future projections of the various potential outcomes, and classified as a Level 3 fair value measurement.

The following table provides additional quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates for the FPA liability:

	At initial issuance January 13, 2025	March 31, 2026
Stock price	$6.72	$9.19
Expected redemption price	$10.99	$11.50
Time to expiration	1.46	1.75
Risk-free rate	4.3%	3.8%
Volatility	35.0%	25.0%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of FPA liability for three months ended March 31, 2026:

January 1, 2026	$1,098,727
Change in fair value	22,693
Fair value of FPA liability as of March 31, 2026	$1,121,420

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

On June 9, 2026, the FPA entered on January 13, 2025 was amended and restated. Under the amended and restated FPA (“A&R FPA”), the Purchaser’s purchase of Forward Purchase Shares is discretionary rather than mandatory, the Commitment Shares designation was changed from a fixed 50,000 shares to 10% of the Purchased Shares, the Purchaser may terminate the agreement if the Business Combination is not consummated by December 31, 2026, and the Purchaser may redeem Forward Purchase Shares other than in connection with a shareholder vote on the Business Combination. In June 2026, the Purchaser redeemed 483,316 ordinary shares in connection with the Company's extension meeting for an aggregate redemption amount of approximately $5.6 million, and held 16,684 ordinary shares thereafter.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2026 were organizational activities, those necessary to prepare for the IPO described below, and since the closing of the IPO, identifying a target company for our initial Business Combination, and professional costs related with the initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net loss of $20,822, which consists of a loss of $65,709 derived from operating costs and change in fair value of FPA liability of $22,693, offset by income earned on the Trust Account of $67,475 and bank interest income of $105.

For the three months ended March 31, 2025, we had a net loss of $2,039,997, which consists of a loss of $134,736 derived from operating costs, interest expense of $104,721, loss on issuance of FPA liability of $1,929,656, and financing expense of $336,000, offset by change in fair value of FPA liability of $367,317, income earned on the Trust Account of $97,321 and bank interest income of $478.

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

As of March 31, 2026, we had cash and cash equivalent of $6,996. We will use these funds primarily to complete the business combination. This includes conducting ongoing due diligence, obtaining necessary regulatory and shareholder approvals, preparing required filings and disclosures, structuring and negotiating transaction terms, and covering costs related to legal, financial, and other advisory services. Additionally, funds may be used to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of March 31, 2026, we had cash and cash equivalent of $6,996 and a working capital deficit of $2,458,756. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. In response to these conditions, we intend to continue to pursue the consummation of the Business Combination with Qianzhi. We have obtained shareholder approvals to extend the date by which we must consummate a Business Combination to as late as December 31, 2026. Prior to the consummation of a Business Combination, we intend to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, we are seeking alternative ways to complete the Business Combination, including applying to have our securities quoted on the OTC market in order to maintain our public trading status. We cannot conclude that it is probable that these plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, or that, if implemented, the plans would mitigate the conditions that raise substantial doubt about our ability to continue as a going concern; accordingly, the plans do not alleviate such substantial doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

BOWEN ACQUISITION CORP

Dated: October 1, 2026	By.	/s/ Jiangang Luo
Jiangang Luo
Chief Executive Officer (Principal Executive Officer)

Dated: October 1, 2026	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer (Principal Financial and Accounting Officer)

